Form 10-Q
period 2020-09-30
Health Assurance Acquisition Corp.
filed 2020-12-11
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Health Assurance Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39702	85-2899745
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

20 University Road Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

(617) 234-7000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
SAILSM (Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fourth of one redeemable warrant	HAACU	The NASDAQ Stock Market LLC
Class A Common Stock included as part of the SAILSM securities	HAAC	The NASDAQ Stock Market LLC
Warrants included as part of the SAILSM securities, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	HAACW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes            ☒    No            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        ☒ No        ☐

As of December 10, 2020, 52,500,000 shares of Class A common stock, par value $0.0001, and 2,875,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$25,000
Total current assets	25,000
Deferred offering costs associated with initial public offerings	383,846
Total Assets	$408,846

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$120,350
Accrued expenses	264,496
Franchise tax payable	12,105
Total current liabilities	396,951
Total liabilities	396,951

Commitments & Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 19,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(13,105)
Total stockholders' equity	11,895
Total Liabilities and Stockholders' Equity	$408,846

(1)	This number includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 17, 2020, the underwriters exercised the over-allotment option in part; thus, only 250,000 shares of Class B common stock remain subject to forfeiture. (See Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$1,000
Franchise tax expense	12,105
Net loss	$(13,105)

Weighted average shares of common stock outstanding, basic and diluted (1)	2,625,000

Net loss per share of common stock, basic and diluted	$(0.00)

(1)	This number excludes 250,000 shares of Class B common stock subject to forfeiture if the over-allotment is not fully exercised. (See Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 8, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Initial Stockholders (1)	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(13,105)	(13,105)
Balance - September 30, 2020 (unaudited)	-	$-	2,875,000	$288	$24,712	$(13,105)	$11,895

(1)	This number includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 17, 2020, the underwriters exercised the over-allotment option in part; thus, only 250,000 shares of Class B common stock remain subject to forfeiture. (See Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(13,105)
Changes in operating assets and liabilities:
Franchise tax payable	12,105
Accrued expenses	1,000
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Net cash provided by financing activities	25,000

Net change in cash	25,000

Cash - beginning of the period	-
Cash - end of the period	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$263,496
Offering costs included in accounts payable	$120,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Health Assurance Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on September 8, 2020. On October 23, 2020, the Company effected a name change to Health Assurance Acquisition Corp. from Healthcare Assurance Acquisition Corp. The Company’s initial stockholders were: HAAC Sponsor, LLC (the “Sponsor”), a wholly-owned subsidiary of General Catalyst Group X—Early Venture, L.P., a Delaware limited partnership, Health Assurance Economy Foundation, a charitable foundation (“Foundation”), and any other holders of Alignment Shares (as described in Note 6) immediately prior to the offering, collectively, “Initial Stockholders.”

The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (herein referred to as “Initial Business Combination”). The Company has not selected any business combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash, cash equivalents and investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 52,500,000 of its securities called Stakeholder Aligned Initial Listing Securities, or SAILSM Securities (“SAILSM Securities”), including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, and incurring offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), including 333,333 Private Placement Warrants as a result of the underwriters’ exercise in part of their over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement with the Sponsor and certain directors of the Company (the “Private Placement Warrants Purchasers”), generating gross proceeds of $17.5 million (Note 4).

Upon the closing of the Initial Public Offering  and the Private Placement, $525.0 million ($10.00 per SAILSM Security) of the net proceeds of the sale of the SAILSM Securities in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the an Initial Business Combination; (ii) the redemption of any of the common stock included in the SAILSM Securities being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s Certificate of Incorporation prior to a an Initial Business Combination or (iii) the redemption of 100% of the Public Shares if the Company does not complete an Initial Business Combination within the Business Combination Period (defined below).

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds from Initial Public Offering of its securities SAILSM Securities, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete an Initial Business Combination.

Pursuant to stock exchange listing rules, the Company must complete an Initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Company’s initial business combination at $10.00 per share and the per share interest earned on the funds held in the trust account (net of permitted withdrawals). As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.00 per Public Share. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, the Company’s Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company will only have 24 months from the closing of the Initial Public Offering, or until November 17, 2022 to complete the Initial Business Combination (or such later date as approved by holders of a majority of outstanding shares of common stock of the Company that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). If the Company does not complete an Initial Business Combination within this period of time (and stockholders do not approve an amendment to the Certificate of Incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors (the “Board”), liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

HEALTH ASSURANCE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Alignment Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Initial Business Combination, (ii) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination within the Business Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre- combination transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if the Company fails to complete an Initial Business Combination within the Business Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an Initial Business Combination within the Business Combination Period).

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from September 8, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the period ending December 31, 2020 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on November 23, 2020 and November 16, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $25,000 in cash and a working capital deficit of approximately $372,000.

Prior to September 30, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares (as defined in Note 4). Subsequent to September 30, 2020, the Company’s liquidity needs have been satisfied through the proceeds from a loan of $300,000 pursuant to a Note from the Sponsor. The Company repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the effective date of the Company’s Initial Public Offering filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on November 17, 2020. As of September 30, 2020, the Company incurred approximately $384,000 of deferred offering costs.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 250,000 Alignment Shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). As of September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were immaterial as of September 30, 2020.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was immaterial for the period from September 8, 2020 (inception) through September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Note 3—Initial Public Offering

Public SAILSM Securities

On November 17, 2020, the Company consummated its Initial Public Offering of 52,500,000 SAILSM Securities at $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, and incurring offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions.

Each SAILSM Security consists of one share of Class A common stock, $0.0001 par value per share (the “Class A common stock”), and one-fourth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share.

Note 4—Related Party Transactions

Alignment Shares

On September 24, 2020, an affiliate of the Sponsor paid $22,500, or approximately $0.009 per share, and the Foundation paid $2,500, or approximately $0.009 per share, in exchange for 2,587,500 and 287,500 shares of Class B common stock, respectively (collectively, “Alignment Shares”). Such Alignment Shares held by the affiliate of the Sponsor were subsequently transferred to the Sponsor. In November 2020, the Sponsor transferred 6,469 Alignment Shares to each of the independent directors resulting in the Sponsor holding 2,561,624. The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Up to 375,000 of the Alignment Shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. The Alignment Shares will be entitled to (together with the shares of Class B common stock) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. The underwriters exercised the over-allotment option in part and the Company consummated the sale of such SAILSM Securities on November 17, 2020; thus, 125,000 Alignment Shares were no longer subject to forfeiture.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders, directors and executive officers have agreed not to transfer, assign or sell any of their Alignment Shares and any of their shares of Class A common stock deliverable upon conversion of the Alignment Shares for 30 days following the completion of an Initial Business Combination. In connection with this arrangement, the Initial Stockholders, officers, and directors have also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of: (i) 30 days after the completion of the Company’s Initial business combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Initial Business Combination that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus. Further, in connection with this arrangement, the Sponsor, officers and directors have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the Initial Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Alignment Shares and Private Placement Warrants.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Private Placement Warrants Purchasers purchased an aggregate of 11,666,666 Private Placement Warrants, including 333,333 Private Placement Warrants as a result of the underwriters’ exercise in part of their over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement to certain of the Sponsor and certain directors of the Company generating gross proceeds of $17.5 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

The Initial Stockholders, officers and directors have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of its Initial Business Combination, except to permitted transferees. Any permitted transferees would be subject to the same restrictions and other agreements of the Initial Stockholders and the Company’s directors and executive officers with respect to Alignment Shares. If the Private Placement Warrants are held by holders other than the Sponsor, certain directors of the Company or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants.

Related Party Loans

On September 24, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest on the earlier of January 31, 2021, or the completion of the Initial Public Offering. No amounts were outstanding under the Note as of September 30, 2020. Through the date of the Initial Public Offering, the Company borrowed $300,000 under the Note. The Company fully repaid the Note on November 18, 2020.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has never had borrowings on working capital loans.

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team $10,000 per month. In addition, each independent director will receive quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year).

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates.

Note 5—Commitments and Contingencies

Registration Rights

The holders of the Alignment Shares, Private Placement Warrants, and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon conversion of Working Capital Loans and upon conversion of the Alignment Shares) are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 7,500,000 additional SAILSM Securities, consisting of 7,500,000 shares of Class A common stock and 1,875,000 redeemable warrants, to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. The warrants that would be issued in connection with the over-allotment SAILSM Securities are identical to the Public Warrants, subject to certain limited exceptions, and have no net cash settlement provisions. On November 17, 2020, the underwriters exercised the over-allotment option in part to purchase 2,500,000 additional SAILSM Securities.

The underwriters were entitled to an underwriting discount of $0.20 per SAILSM Security, or $10.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAILSM Security, or $17.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the consummation of the sale of SAILSM Securities pursuant to the over-allotment option exercised on November 17, 2020, the underwriters were entitled to an aggregate of approximately $0.5 million in fees payable upon closing and an additional deferred underwriting commissions of approximately $0.9 million.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock — As of September 30, 2020, the Company was authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Subsequent to September 30, 2020, the Company's Certificate of Incorporation was amended to increase authorized shares of Class A common stock to 700,000,000. As of September 30, 2020, there were no shares of Class A common stock outstanding.

Class B Common Stock — As of September 30, 2020, the Company was authorized to issue 19,000,000 shares of Class B common stock with a par value of $0.0001 per share. Subsequent to September 30, 2020, the Company's Certificate of Incorporation was amended to increase authorized shares of Class B common stock to 20,000,000. As of September 30 2020, 2,875,000 shares of Class B common stock, or Alignment Shares, were issued and outstanding. Of these, up to 375,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Sponsor Shares). On November 17, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,500,000 shares of Class B common stock; thus, only 250,000 Alignment Shares remain subject to forfeiture to the extent the over-allotment option is not fully exercised.

On the last day of each measurement period (as defined below), which will occur annually over ten fiscal years following consummation of an Initial Business Combination (and, with respect to any measurement period in which there is a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 287,500 Alignment Shares (or, 250,000 if the underwriters’ over-allotment option is not exercised in full) will automatically convert, subject to adjustment as described herein, into shares of the Company’s Class A common stock (“conversion shares”), as follows:

•	if the sum (such sum, the “Total Return”) of (i) the volume weighted average price of the shares of Class A common stock of the last fiscal quarter of the applicable measurement period, as further described in the Company’s registration statement for its Initial Public Offering (the “VWAP”), of shares of the Company’s Class A common stock for such final fiscal quarter in such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of the Company’s Class A common stock on the record date for which is on or prior to the last day of the measurement period does not exceed the Price Threshold (as defined below), the number of conversion shares for such measurement period will be 2,875 shares of Class A common stock (or 2,500 if the underwriters’ over-allotment option is not exercised in full);

•	if the Total Return exceeds the Price Threshold but does not exceed an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,875 shares of Class A common stock (or 2,500 if the underwriters’ over-allotment option is not exercised in full) and (ii) 20% of the difference between the Total Return and the Price Threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of shares of Class A common stock immediately after the closing of the Initial Public Offering (including any exercise of the underwriters’ over-allotment option) and (y) if in connection with the Initial Business Combination there are issued any shares of Class A common stock or securities (other than the Public Warrants and the Private Placement Warrants) issued by the Company and/or any entities that (after giving effect to completion of the Initial Business Combination) are subsidiaries of the Company that are directly or indirectly convertible into or exercisable for shares of Class A common stock, or for a cash settlement value in lieu thereof (“PIPE Securities”), the number of shares of Class A common stock so issued, and the maximum number of shares of Class A common stock issuable (whether settled in shares or in cash) upon conversion or exercise of any such PIPE Securities, divided by (B) the Total Return; and

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	if the Total Return exceeds an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,875 shares of Class A common stock (or 2,500 if the underwriters’ over-allotment option is not exercised in full) and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the Price Threshold and the Price Threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the Price Threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

•	The term “measurement period” means (i) the period of four fiscal quarters ending with, and including, the last fiscal quarter of the fiscal year in which the Company consummates its Initial Business Combination and (ii) each of the nine successive four-fiscal-quarter periods.

•	The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions).

•	The foregoing calculations will be based on the Company’s fiscal year and fiscal quarters, which may change as a result of an Initial Business Combination. Each conversion of Alignment Shares will apply to the holders of Alignment Shares on a pro rata basis. If, upon conversion of any Alignment Shares, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to such holder.

The conversion shares will be deliverable no later than the tenth day following the last day of each applicable measurement period. The conversion shares will be delivered no later than 10:00 a.m., New York City time, on the date of issuance. The Company is required to publicly announce the number of conversion shares to be issued no less than two business days prior to issuance.

For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding take certain actions such as to (i) amend, alter or repeal any provision of the Company’s Certificate of Incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Company’s shares of Class B common stock, (ii) change the Company’s fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of the Company’s capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of our total assets measured in accordance with GAAP or the accounting standards then used by us in the preparation of our financial statements, (vii) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the shares of Class A common stock are then listed, (viii) make a rights offering to all or substantially all holders of any class of the Company’s common stock or (iv) issue additional shares of Class B common stock. As a result, the holders of the Alignment Shares may be able to prevent the Company from taking such actions that the Board believes is in the Company’s interest.

Preferred Stock — As of September 30, 2020, the Company was authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. Subsequent to September 30, 2020, the Company amended its Certificate of Incorporation to increase authorized preferred stock to 10,000,000. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — No fractional Public Warrants will be issued upon separation of the SAILSM Securities and only whole Public Warrants will trade. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the Initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants will expire five years after the completion of an Initial Business Combination, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or its affiliates, without taking into account any shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the VWAP of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant: upon a minimum of 30 days’ prior written notice of redemption,

•	if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $45.00 per share for any 20 trading days within a 30-trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

In addition, when the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants) in whole and not in part, for the number of shares of Class A common stock determined by reference to the table set forth in the Company’s prospectus relating to the Proposed Offering based on the redemption date and the “fair market value” of the shares of Class A common stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the shares of Class A common stock equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders. The “fair market value” of the shares of Class A common stock is the average last reported sale price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant.

If the Company is unable to complete a Business Combination within the Business Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date unaudited condensed financial statements were issued. Other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Health Assurance Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on September 8, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). Our sponsor is HAAC Sponsor, LLC (“Sponsor”).

The registration statement for our Initial Public Offering (“Initial Public Offering”) was declared effective on November 12, 2020. On November 17, 2020, we consummated the Initial Public Offering of 52,500,000 SAILSM Securities, including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, and incurring offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 11,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), including 333,333 Private Placement Warrants as a result of the underwriters’ exercise in part of their over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement with our Sponsor and certain directors of our Company (the “Private Placement Warrants Purchasers”), generating gross proceeds of $17.5 million (Note 4).

Upon the closing of the Initial Public Offering  and the Private Placement, $525.0 million ($10.00 per SAILSM Security) of the net proceeds of the sale of the SAILSM Securities in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or November 17, 2022 and stockholders do not approve an amendment to the certificate of incorporation to extend this date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors (the “Board”), liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity from September 8, 2020 (inception) through September 30, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from September 8, 2020 (inception) through September 30, 2020, we had a loss of approximately $13,000, which consisted of $1,000 of general and administrative expenses and approximately $12,000 of franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had $25,000 in cash and a working capital deficit of approximately $372,000

Prior to September 30, 2020, our liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares). Subsequent to September 30, 2020, our liquidity needs have been satisfied through the proceeds from a loan of $300,000 pursuant to a note agreement from our Sponsor (the “Note”). We repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with working capital loans. As of the date of this filing, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than for an agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative support provided to members of our management team. In addition, each independent director will receive quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year).

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on November 23, 2020 and November 16, 2020, respectively.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from September 8, 2020 (inception) through September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on November 16, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On September 24, 2020, an affiliate of our Sponsor paid $22,500, or approximately $0.009 per share, and the Foundation paid $2,500, or approximately $0.009 per share, in exchange for 2,587,500 and 287,500 shares of Class B common stock, respectively (collectively, “Alignment Shares”). Such Alignment Shares held by the affiliate of our Sponsor were subsequently transferred to our Sponsor. In November 2020, our Sponsor transferred 6,469 Alignment Shares to each of our independent directors resulting in our Sponsor holding 2,561,624. The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Up to 375,000 of the Alignment Shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. The underwriters exercised the over-allotment option in part and we consummated the sale of additional SAILSM Securities on November 17, 2020; thus, 125,000 Alignment Shares were no longer subject to forfeiture. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 17, 2020, simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 11,666,666 Private Placement Warrants to our Sponsor and certain directors of the Company, at a price of $1.50 per Private Placement Warrant generating gross proceeds of $17,500,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On November 17, 2020, we consummated the Initial Public Offering of 52,500,000 SAILSM Securities, including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million.

In connection with the Initial Public Offering, we incurred offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $525.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per SAILSM Security sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of December 2020.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)