Form 10-K
period 2020-12-31
Health Assurance Acquisition Corp.
filed 2021-03-04
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

HEALTH ASSURANCE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39702	85-2899745
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

20 University Road Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 234-7000

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
SAILSM (Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fourth of one redeemable warrant	HAACU	The NASDAQ Stock Market LLC
Class A Common Stock included as part of the SAILSM securities	HAAC	The NASDAQ Stock Market LLC
Warrants included as part of the SAILSM securities, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	HAACW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange  Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Stock Market LLC (“Nasdaq”) on November 13, 2020 and the registrant’s Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began separate trading on the Nasdaq on January 4, 2021. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2020, as reported on the Nasdaq, was $578,550,000 (based on the closing sales price of the SAILSM securities on December 31, 2020, of $11.02)

As of March 1, 2021, 52,500,000 Class A common stock, par value $0.0001, and 2,625,000 Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“amended and restated certificate of incorporation” are to the second amended and restated certificate of incorporation of the Company adopted and filed on November 17, 2020;

•	“Board” are to our board of directors;

•	“Class A shares” are to our shares of Class A common stock, par value $0.0001 per share

•	“Class B shares” are to our shares of Class B common stock, par value $0.0001 per share;

•	“common stock” are to our Class A common stock and our Class B common stock;

•	“DGCL” refers to Delaware General Corporation Law;

•	“directors” are to our current directors and director nominees;

•	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of such securities;

•	“foundation” is to Health Assurance Economy Foundation, a Delaware corporation;

•	“initial stockholders” are to our sponsor, the foundation and any other holders of our alignment shares immediately prior to our initial public offering;

•	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the registration statement;

•	“management” or our “management team” are to our executive officers;

•	“alignment shares” are to our Class B shares issued to our sponsor and the foundation;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in our prospectus;

•	“public shares” are our shares of Class A common stock sold as part of the SAILSM securities in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that our initial stockholders’ and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•	“sponsor” are to General Catalyst Group X—Early Venture, L.P., a Delaware limited partnership;

•	“underwriter’s over-allotment option” are to the underwriter’s 45-day option to purchase up to an additional 7,500,000 SAILSM securities to cover over-allotments, if any;

•	“units” are our SAILSM (Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fourth of one redeemable warrant.

•	“warrants” are to our warrants sold as part of the SAILSM securities in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market); and

•	“we,” “us,” “our,” “HAAC,” “company” or “our company” are to Health Assurance Acquisition Corp., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we consummate an initial business combination within 24 months (or such later date as approved by our stockholders) after the closing of this offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A common stock or public warrants.

•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of this offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

PART I

ITEM 1. BUSINESS

Summary

Hemant Taneja, Glen Tullman, Stephen Klasko MD, MBA, Jennifer Schneider, MD, Quentin Clark, Anita V. Pramoda and Evan Sotiriou, established Health Assurance Acquisition Corp., a recently formed blank check company. Our mission is to partner with leading healthcare businesses leveraging technology. We aim to help them become iconic category winners that accelerate the digital transformation of healthcare into a new system of health assurance.

Healthcare is a foundational pillar of society and one of the largest sectors of the United States economy. Healthcare spending is projected to reach $4.0 trillion in 2020, accounting for 18% of US GDP. As healthcare costs have continued to rise, consumers have shouldered an increasing portion of the expense out of pocket. In 2018, the average family paid more to hospitals than to the federal government in taxes, representing 15% of median household income. Even as consumers have paid more, the quality of care in the United States has fallen to the lowest in the developed world, and hospitals regularly report declining revenues and rising administration costs. This complex and inflexible system is underpinned by misaligned incentives across the stakeholder ecosystem that result in poor patient outcomes and high cost of care.

We believe the intersection of technology and healthcare is one of the most significant value creation opportunities of this decade and the most important area where entrepreneurs can make a difference to society. Over the past fifteen years, content, community, and commerce have been digitized and reorganized online, giving rise to massive technology platforms, like Google, Amazon, and Netflix. Yet healthcare has remained largely untouched by these developments.

We believe this is the pivotal moment to invest in healthcare innovation. The recent COVID-19 pandemic starkly exposed the lack of resilience in our current healthcare system and accelerated changes that might otherwise have taken years to evolve. The future is rushing to us—healthcare is at the beginning of its internet moment. Our experience has shown that technology can fill the apparent gaps in healthcare and create a sustainable system, enabling us to better care for individuals and empower them to take control of their own health.

We have a vision for this new tech-enabled system: we call it health assurance. It is a new category of consumer-centric, data-driven, cloud-based healthcare designed to help people stay healthy and avoid today’s “sick care” paradigm. Health assurance companies deliver modern consumer health experiences while decreasing the overall healthcare GDP and are rooted in partnership with existing care providers. In a world built on health assurance, care is continuous, proactive, personalized, and available everywhere. Health assurance companies will be rewarded based on patient outcomes, enabling free-market economics to perform their important role in creating best-in-class solutions.

The goal for HAAC is to partner with companies that help build this new system of health assurance. We know that health assurance companies can generate both positive clinical outcomes and outsized shareholder returns because our team built the first one—Livongo. In 2014, Mr. Taneja and Mr. Tullman set out to create a better experience for patients with diabetes. They knew that each person has a unique relationship with diabetes and should have tools to manage their condition according to their experience. Livongo did not make the old model of diabetes treatment more efficient. Instead, it created a new type of care model, empowering members with technology so that they could think less about their condition, see doctors less often, and seldom have emergencies. The result was a high reported Net Promoter Score of 64 among patients using Livongo, and reduced costs for both payers and providers. Net Promoter Score is a percentage, expressed as a numerical value up to a maximum value of 100, to gauge customer satisfaction and reflects responses to the following question on a scale of zero to 10: “How likely are you to recommend Livongo to a friend?” Responses of nine or 10 were considered “promoters,” responses of seven or eight were considered neutral or “passives,” and responses of six or less were considered “detractors.” The number of detractors were subtracted from the number of respondents who are promoters and that number was divided by the total number of respondents. Livongo has since expanded the platform to holistically serve their members and offer the technology they developed to those with multiple chronic conditions.

Livongo and chronic disease management are just the beginning of our vision. We want to create the conditions for 1,000 Livongos to bloom. General Catalyst, our sponsor, has already constructed a federation of synergistic companies within its portfolio. We believe there will be dozens of multi-billion dollar winners created by this sectoral shift, and HAAC has a set of core beliefs and values that will help to identify the best health assurance businesses.

Our Beliefs

•	Change will happen primarily through existing entry points.

•	Innovators will build around the individual, focusing on empowering them and improving their health outcomes.

•	The economic model of healthcare will shift.

•	The digital health sector will become bigger than the physical health sector in terms of time and dollars spent.

•	Person-centric data and improved workflows are at the core of this transformation.

Our Values

•	Contribute to reducing healthcare as a percentage of GDP.

•	Design for bringing individuals along the journey.

•	Commit to inclusivity.

•	Partner with existing healthcare systems and physical care providers.

•	Focus on retraining and deploying the healthcare workforce.

Our Areas of Focus

•	Persona-driven consumer experiences that leverage AI feedback loops.

•	Virtual healthcare services that increase access and affordability.

•	New economic models for managing risk and paying for care.

•	Cloud infrastructure that helps generate data and enables the development of many health assurance companies.

•	Modern workflows for health systems and providers.

•	Full-stack, tech-enabled providers.

Using this framework, HAAC aims to identify companies and use our unique experience to help scale and transform them into category leaders in the public markets. We will look for companies that align with our vision of health assurance, have high growth potential and expanding TAMs, and are led by mission-driven CEOs committed to responsible innovation.

We have assembled one of the most credible teams at the intersection of healthcare and technology to pursue this immense opportunity. We believe our insight and experience will attract some of the world’s leading entrepreneurs to work with us on our shared vision. Each team member has deep industry and operational expertise, a proven ability to identify and interpret healthcare and technology trends, history scaling businesses from inception and at inflection, and an understanding of the requirements for successful execution. Our management team has a track record of success, born from close collaboration through founding companies together, investing in technology, advising as board members and industry executives, and sharing a joint goal. These individuals are prominent lights in the healthcare and technology ecosystems in their own right, and we believe their deep networks will allow us to surface and win the best opportunities.

Health Assurance Acquisition Corp. is a recently incorporated blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We have not selected any specific business combination target.

Our Operating, Investing, Advising, and Industry Experience

Our management team has extensive collective experience as investors in, advisors to, and executives and board members of healthcare and technology companies at various stages of their growth cycles, in both private and public markets. They have been long-term partners to healthcare technology businesses, successfully helping them build and execute on their strategies, invest for long-term growth, and drive value for stakeholders.

Our team’s combined experience spans vital parts of the healthcare ecosystem, including provider operations, virtual services, electronic health records and technology infrastructure. This background, coupled with their deep networks and long-standing relationships, will provide valuable access to the highest quality technology companies and will produce unique insights and opportunities for growth and value creation. They will contribute this expertise and experience, as well as the capital raised in our initial offering, to partner with the leading companies at the intersection of healthcare and technology to realize their collective goal.

Mr. Taneja has over twenty years of experience in identifying and partnering with extraordinary companies. Mr. Taneja investing thesis is rooted in a belief that technology is causing a paradigm shift in all industries, making it possible to efficiently and profitably offer highly personalized products and services to everyone in society. Mr. Taneja has brought this thesis to healthcare by co-founding four health-assurance technology companies, Livongo, Commure and two unannounced ventures. In addition, Mr. Taneja has backed category defining healthcare companies like Color, Gusto, Mindstrong and Ro. Mr. Taneja is also an investor in numerous other market-leading companies like Anduril, Gitlab, Grammarly, Samsara, Snap and Stripe.

Mr. Clark brings decades of executive-level technical leadership. Before joining General Catalyst, Mr. Clark was the CTO of Dropbox, helping develop its growth strategy and successfully taking them public. Mr. Clark was also CTO and CBO of SAP, driving product strategy across the cloud platform. Mr. Clark spent twenty years of his career in various senior leadership roles at Microsoft, notably overseeing the design and delivery of data products such as Azure and Microsoft SQL Server. Mr. Clark now focuses on investing in enterprise SaaS and healthcare and oversees the ecosystem activity General Catalyst engages in to further its health assurance federation. Mr. Clark sits on the boards of Commure, Kernel, ThoughtSpot, Coda, and Minio.

Dr. Klasko is the CEO of Jefferson Health and President of Jefferson University. Dr. Klasko’s mission is “healthcare with no address.” Dr. Klasko is someone at the heart of a huge healthcare institution who understands the balance of scaling up to meet demand while emphasizing unscaling on a care delivery level to maintain personalized experience for consumers. When Livongo launched, Dr. Klasko agreed to have Jefferson try this new solution. Jefferson was able to provide invaluable clinical feedback to Livongo’s product team. Dr. Klasko and the team are deeply committed to the belief that to change care truly, healthcare technology companies need to partner and integrate with existing health systems.

Mr. Tullman and Dr. Schneider are the executive chairman and president, respectively, of Livongo a digital health pioneer committed to empowering people with chronic health conditions. Mr. Tullman is not only a visionary founder, but he also has extensive experience taking companies public, first at Enterprise Systems, where he was CEO, and then at Allscripts. Mr. Tullman is driven by the thesis that it is possible to successfully bring consumer innovations from all sectors into healthcare as he did with Livongo. Dr. Schneider has been responsible for product, data science, engineering, marketing, and clinical operations at Livongo, building those operations to a point they are now considered industry-leading. Having previously also served as the Castlight’s Chief Medical Officer, Dr. Schneider brings a critical lens to assessing products given her unique technology and clinical background. Both Mr. Tullman and Dr. Schneider have invaluable industry and operational experience, standing at the helm of an unprecedented health assurance success story, and bring a passion for reimagining and redesigning care experiences.

Ms. Pramoda is the CEO of Owned Outcomes, Inc., a health analytics software company helping customers engage with physicians, support patients, and win at bundled payments. Ms. Pramoda brings a unique health data perspective, having served as both CFO of Epic Systems Corporation and a board member of Allscripts. Through these experiences, Ms. Pramoda developed a deep commitment to democratizing consumer access to their own health information. Ms. Pramoda has impressive financial acumen, having also served as chairperson / board director of the Federal Reserve Bank of San Francisco, allowing her to assess the value of health assurance businesses deeply. Ms. Pramoda is currently a board member to several companies, including Health Catalyst, Inc. and GoHealth, two companies at the intersection of technology and healthcare.

Uniquely, our team has worked together for several years despite coming from different organizations, allowing the team to work in total alignment to identify exceptional opportunities. Mr. Taneja and Mr. Tullman both served on the board of Humedica, founded Livongo together, and have co-invested in various companies. Mr. Taneja and Mr. Clark came together in 2016, four years before Mr. Clark joined General Catalyst, to begin ideating on the foundations of Commure. They both have worked with Ms. Pramoda since those early days, using her as a key strategic thought partner as they built Commure. Dr. Klasko, as previously mentioned, has worked with all members of the team as a pioneering leader in health system innovation. Mr. Taneja and Dr. Klasko recently authored a book together, UnHealthcare, in which they lay out their thesis of the healthcare system’s transformation into one of health assurance. Their thesis underpins the mission of HAAC.

Our management team has extensive collective experience as investors in, advisors to, and executives and board members of healthcare and technology companies at various stages of their growth cycles, both private and public. All members, as technology and healthcare industry veterans, have been long-term partners to healthcare technology businesses, successfully helping them build out and execute their visions, invest for long-term growth, and drive value for all stakeholders.

Not all the companies in which our team has invested have achieved the same level of value creation. Past performance by any member or members of our management team, any of their respective affiliates, or HAAC is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of any member or members of our management team, any of their respective affiliates, HAAC, or any related investment’s performance as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. See “cautionary note regarding forward looking statements.”

Market Opportunity

We believe the intersection of technology and healthcare is one of the most significant value creation opportunities of this decade.

The US annual spend on healthcare is $4 trillion. There is a huge opportunity to reduce this spend while still capturing immense value. If tech entrepreneurs and the traditional healthcare ecosystem work together to understand and reimagine care truly, we believe the health assurance space will generate more than ten to fifteen $100 billion companies.

A substantial market opportunity exists at this intersection of health and technology for a potential business combination. Globally, there are 46 healthcare unicorns, valued in aggregate at $117 billion, with over $45 billion of cumulative value in digital health unicorns alone. The public markets have seen the successful IPOs of several multi-billion dollar digital health companies over the last few years, including Teladoc, Livongo, Amwell, and GoodRx, which currently have a combined market value of >$55 billion. This growth in the digital health sector is only set to increase with the tailwinds presented by catalyzing events, including the COVID-19 pandemic, evidenced by a record-setting $5.4 billion of digital health venture funding in the first half of 2020.

As the last several months have demonstrated, periods of market volatility and dislocation can present even the highest quality healthcare or technology companies with challenges accessing the public markets through a traditional IPO. While there has been an increasing number of technology-focused blank check companies issued in recent months, we believe no other has the same degree of coherent vision, alignment with stakeholders, combination of sector expertise, entrepreneurial mindset, track record, and desire for transformational change. We believe we can provide a high-quality company with a lower risk path to the public capital markets while also providing our investors option value on an investment in these types of companies during periods of market volatility. The recent cohort of blank check company IPOs and validation by the involvement of bulge bracket investment banks and advisors have shown support for the effectiveness of this vehicle and substantiates our strategy. Health Assurance Acquisition Corp. will be the only blank check company searching for its initial business combination led by a team that includes seasoned healthcare technology company founders and entrepreneurs with operational public company experience and an unprecedented track record for successfully effecting positive change. We believe the market opportunity is aligned with the advantages we bring to a potential target.

Our Team

Our management team will be led by Hemant Taneja as Chairman and CEO; Glen Tullman as Director; Stephen K. Klasko, MD, MBA as Director; Quentin Clark as Director; Jennifer Schneider, MD as Director; Anita V. Pramoda as Director; and Evan Sotiriou as COO.

The team has entrenched relationships with one another, as well as a broad network within the healthcare and technology industry. They are united by the common goal to digitize, transform, and unscale the healthcare industry for the benefit of all stakeholders.

Hemant Taneja

Hemant Taneja has been a managing director at General Catalyst since 2007 and the founder of the firm’s Silicon Valley operations. Mr. Taneja partners with mission-driven founders building platform companies that are fundamentally aligned with the long-term interests of society. Mr. Taneja is an early investor in market-leading companies across many sectors of the economy like Anduril, Canva, Color, Gitlab, Grammarly, Gusto, Livongo, Ro, Samsara, Snap, and Stripe.

Mr. Taneja’s primary investment thesis, known as “economies of unscale,” explores how 21st-century founders leverage AI-based mass personalization techniques to innovate and build platforms across all sectors of the economy. In his 2018 book Unscaled, Mr. Taneja builds on that thesis and articulates the need for accountability, transparency, and explainability in AI technologies as they permeate deeper into daily life. Mr. Taneja’s piece in Harvard Business Review, “The Era of Move Fast and Break Things is Over,” advocates for entrepreneurs and venture capitalists to adopt frameworks for responsible innovation and investing.

Mr. Taneja is also the founder and Executive Chairman of Commure, a company that has partnered with major health systems to modernize the software infrastructure for the healthcare space since its inception in 2017. Mr. Taneja’s recently published book UnHealthcare, co-authored with Dr. Klasko, lays out their thesis for how the healthcare system needs to transform into a health assurance system to bring consumerism, affordability, and rational economic behavior to this important sector.

In addition to his investment work, Mr. Taneja is the Co-Founder of Advanced Energy Economy, an organization focused on transforming energy policy in America since 2011; and is a Founding Board Member of the Khan Lab School, a nonprofit K-12 school dedicated to classroom innovation since 2014. Mr. Taneja sits on the Board of Fellows for the Stanford School of Medicine and teaches a course at the college on A.I., Entrepreneurship, and Society. More recently, Mr. Taneja was featured in Business insider’s “100 People Transforming Business” list.

Glen Tullman

Glen Tullman is the Executive Chairman and Founder of Livongo (NASDAQ: LVGO), the consumer first digital health pioneer committed to empowering people with chronic conditions to live better and healthier lives. Mr. Tullman is dedicated to finding a cure for diabetes and other chronic conditions—and to keeping people healthy until these cures are found.

A visionary leader and entrepreneur, Mr. Tullman previously ran two public companies that changed how health care is delivered. Before Livongo, Mr. Tullman served as Chief Executive Officer of Allscripts, which, during his tenure from 1998 to 2012, was a leading provider of electronic health records, practice management, and electronic prescribing systems. Mr. Tullman took Allscripts public in 1999. Prior to Allscripts, Mr. Tullman was Chief Executive Officer of Enterprise Systems from 1997 to 1998, which he also took public and then sold to McKesson/HBOC. Mr. Tullman is the author of On Our Terms: Empowering the New Health Consumer, in which he proposes new solutions to address the chronic-condition epidemic facing our country.

A strong proponent of philanthropy, Mr. Tullman was honored in 2019 with a Robert F. Kennedy Human Rights Ripple of Hope Award for his career focused on improving the safety, empathy, and efficiency of our healthcare system. Mr. Tullman also serves as a Chancellor to the International Board of the Juvenile Diabetes Research Foundation and as a Board Member of the American Diabetes Association. Mr. Tullman has an undergraduate degree from Bucknell University (1981) and a Master of Arts from the University of Oxford (1982).

Stephen K. Klasko, MD, MBA

Dr. Stephen Klasko has been a pioneer in using connected care to build health assurance for all—especially as we emerge from the COVID-19 crisis.

As President and CEO of Philadelphia-based Thomas Jefferson University and Jefferson Health since 2013, Dr. Klasko has led one of the U.S.’s fastest growing academic health institutions based on his vision of the future of higher education. Jefferson Health focuses on managing the health of populations in southeastern Pennsylvania and southern New Jersey. Jefferson has the largest faculty based telehealth network in the country, the NCI-designated Sidney Kimmel Cancer Center, and an outpatient footprint that is among the most technologically advanced in the region.

This year, Dr. Klasko published UnHealthcare, with Hemant Taneja, as well as the textbook, Patient No Longer: Why Healthcare Must Deliver the Care Experience that Consumers Want and Expect.

Jefferson’s 14 hospitals handled the most patients with COVID-19 in Philadelphia during the Spring 2020 surge. The hospital’s strategy included immediate universal masking, early exchange of research with Italy, and a history of longtime pandemic planning.

In 2020, Dr. Klasko was named the first Distinguished Fellow of the World Economic Forum.

Dr. Klasko attended medical school in Philadelphia at Hahnemann University (1978), built his practice as an obstetrician in Allentown, and served as dean of Drexel University’s College of Medicine (2000-2004). Dr. Klasko moved to Tampa, Florida, where he was dean of the Morsani College of Medicine and CEO of USF Health at the University of South Florida (2004-2013).

Quentin Clark

Quentin Clark is a managing director at General Catalyst, a venture capital firm that partners with seed- to endurance-stage founders to help build companies that withstand the test of time. Since joining in 2020, Mr. Clark focuses on investing in healthcare and enterprise SaaS, software, and platforms concentrating on transforming the workplace. Since joining the firm, Mr. Clark has made investments in Kernel, Minio, Range, Sprout, and several yet to be announced companies. Mr. Clark is on the boards of Commure, Kernel, ThoughtSpot, Coda, and Minio.

Prior to joining General Catalyst, Mr. Clark was CTO at Dropbox (NASDAQ: DBX) from 2017 to 2019, where he led the company’s engineering, product, design, growth, and IT teams. Mr. Clark worked with them through its IPO, its pivot to Dropbox Spaces, and drove the portfolio expansion, starting with the acquisition of HelloSign. Prior to Dropbox, Mr. Clark spent two decades with Microsoft between 1994 and 2014, starting as a software engineer, then product manager, and eventually leading the whole data platform business into Microsoft’s cloud, Azure. Mr. Clark then joined SAP from 2014 to 2016, first as CTO, then as Chief Business Officer, where he led strategy and product direction for the platform and ultimately for the company.

Mr. Clark is a graduate of the University of Massachusetts at Amherst (1994), where he earned a B.S. in Physics and double-majored in Computer Science and currently sits on the Advisory Board for the College of Information & Computer Sciences.

Jennifer Schneider, MD

Dr. Jennifer Schneider has been the President of Livongo since 2018, where she is responsible for product, data science, engineering, marketing, clinical operations, and growth strategy. Dr. Schneider previously served as the company’s Chief Medical Officer from 2015 to 2018, where she led the company’s strategic clinical product vision, data science, clinical trials, and the organization’s certified diabetes educators and coaches. Dr. Schneider is the author of Decoding Health Signals: Silicon Valley’s Consumer-First Approach to a New Era of Health, which offers a guide to the depth of the chronic conditions problem facing the industry today and explores how companies are using big data analytics and artificial intelligence to reinvent care delivery for people with chronic conditions. Dr. Schneider was recently named to Modern Healthcare’s List of Top Clinical Executives.

Prior to Livongo, Dr. Schneider held several key leadership roles at Castlight from 2010 to 2015, most recently as Chief Medical Officer. Dr. Schneider also has held leadership roles as a health outcomes researcher and Chief Resident at Stanford University from 2005 to 2006, and she has practiced medicine as an attending physician at Stanford University, the VA Palo Alto Health Care System, and Kaiser Permanente. Dr. Schneider has an undergraduate degree from the College of the Holy Cross (1997), a Doctor of Medicine degree from Johns Hopkins School of Medicine(2002), and a Master of Science degree in Health Services Research from Stanford University (2010). Dr. Schneider completed her internal medicine residency at Stanford University Hospital.

Anita V. Pramoda

Anita V. Pramoda has been the CEO of Owned Outcomes, Inc., a health analytics software company, since 2014. Ms. Pramoda has also served as the Chairperson of the Board of Directors of the Federal Reserve Bank of San Francisco (Los Angeles) since 2016, and as a board member (and Chair of Compensation Committee) of Health Catalyst, Inc., (NASDAQ: HCAT), a provider of data and analytics technology and services to healthcare organizations, since 2016. Since 2020, Ms. Pramoda has also been a board member (and Chair of Audit Committee) of GoHealth (NASDAQ: GOCO), a digital marketplace for health insurance.

Previously, Ms. Pramoda served as a member of the board of directors of Dignity Health Foundation, from 2013 to 2017, Allscripts Healthcare, LLC (NASDAQ: MDRX), from 2013 to 2016, and as Chief Financial Officer at Epic Systems Corporation, from 2009 to 2012. Ms. Pramoda holds a Master in Business Administration degree from the University of Pennsylvania—The Wharton School (2004).

Evan Sotiriou

Evan Sotiriou has served in several senior management capacities of General Catalyst since 2019. Prior to that, Mr. Sotiriou served as the CFO for OrbiMed, which invests globally across the healthcare industry, from 2011 to 2019. Mr. Sotiriou also acted as the Vice President of GSC Group from 2000 to 2008, Managing Director of Clearlake Capital Management, L.P. from 2008 to 2010 and subsequently as the Chief Financial Officer for Archer Capital Management, L.P. from 2010 to 2011. Mr. Sotiriou holds an AB from Dartmouth College.

Background on Health Assurance Acquisition Corp.

Health Assurance Acquisition Corp. is a recently formed company by Hemant Taneja, Glen Tullman, Stephen Klasko MD, MBA, Quentin Clark, Jennifer Schneider, MD, Anita V. Pramoda and Evan Sotiriou, to execute its part in a broad mission of enabling the digital transformation of care, bringing disruptive innovation to the healthcare system through technology.

Health Assurance Acquisition Corp. is structured to reflect the economic transformation of the industry. To achieve our mission, we have formed a new structure to remove friction, align stakeholder interests, and reward sustained, long-term performance. We call this new vehicle SAILSM, or Stakeholder Aligned Initial Listing. The incentive structure of the typical SPAC creates misalignment with target businesses and public market investors: the sponsor is entitled to a return of the sponsor shares regardless of the SPAC’s performance, and dilution attributable to sponsor shares is borne immediately. The SAILSM construct, however, uses a performance-based incentive structure to create alignment, designed to replicate a stock price-based return in the public markets:

•	Under the SAILSM structure, our initial stockholders will capture 20% to 30% of the year-over-year share-price performance (20% for first 30% performance, 30% thereafter) on all capital raised in connection with the transaction, which will include gross proceeds from the initial public offering and any subsequent capital raised in connection with the merger.

•	Our economics are contingent upon sustained performance—our initial stockholders will not earn returns on our alignment shares until our other stockholders do.

•	Dilution will occur over time, also contingent upon sustained performance.

We believe this economic alignment is consistent with our core beliefs and values, and coupled with the strength and credibility of our team, will help to attract the best entrepreneurs. HAAC is not simply a liquidity vehicle—it is an opportunity to bring a transformational company to the public markets.

We have also assembled a strong sponsor team that we believe will provide us with valuable strategic, operational, product management, analytical, financial, transactional, communications, legal, and other expertise and networks that we will leverage to identify and execute a business combination and drive future value for the combined business.

Our Value-Add

We believe our founder-first ethos, our unique wealth of experience transforming industries through innovation, our commitment to building enduring companies, and our focus on a consumer-centric model give us a huge advantage in our quest to source and attract best-in-class, disruptive companies which sit at the intersection between healthcare, technology, and the consumer.

•	Pioneers in Health Assurance: Our team has crystallized a coherent vision of the future of healthcare through health assurance, and successfully executed on this vision with Livongo. We believe this unparalleled focus and experience will enable us to provide invaluable advice to management teams of other early-stage health assurance companies with the potential to be market leaders in their categories.

•	Cross-industry, cross-disciplinary talent: Our team has created and operated multi-billion dollar companies in the technology, healthcare, and tech-enabled healthcare spaces. Many of these experiences were shared endeavors by members of our cross-disciplinary team. We have demonstrated a talent for spotting winning trends at the intersection of healthcare and technology, and building companies to capitalize on these.

•	Experts in unscaled healthcare at scale: Health assurance calls for a new era of care that is personalized and ‘unscaled’ using AI-based techniques. We have deep experience in mass personalization techniques that enable platforms to provide care that feels tailored to the patient, even as they grow to serve hundreds of thousands and even millions of consumers.

•	Deep networks: Our deep networks serve as a tool to find the best businesses and to match founders with top talent to fill areas of need and grow their businesses efficiently and intelligently.

•	Impressive track record: We have an outstanding investment track record demonstrating a commitment to our strategy and core values, robust shareholder returns, and development of enduring businesses, including Airbnb, Livongo, Oscar, Snap, Stripe, and others.

•	Mission-driven, principled: Our methods are rooted in respect for strong governance, responsible innovation, and a desire to nurture diversity, creativity, and mindfulness.

Our Business Strategy

We are in the early stages of a digital transformation of healthcare and have thought strategically about the framework needed to affect change. Our goal is to invest in platforms that help accelerate a system of health assurance, a new category of innovation that delivers modern consumer health experiences while decreasing the overall healthcare GDP. In partnership with existing care providers, health assurance companies can accelerate rational economic behavior with innovative business models and price transparency in their offerings. We want to elevate care away from the reactive, scaled, one-size-fits-all offering it currently operates in and transition from “sick care” to “health assurance.” We will facilitate this paradigm shift through technologies like telehealth consultations, connected devices, and AI-driven interactions, built upon open technology standards and empathetic user design.

Our experience building Livongo has demonstrated that health assurance companies can generate both positive clinical outcomes and outsized economic returns. By eliminating the hassle of managing chronic conditions, designing the experience around the individual and whole-person care, and building trust with members, we defined a new market category and demonstrated public market success. Livongo and chronic disease management were just the beginning. There is a myriad of consumer personas that deserve the same excellent care experiences, and there are dozens of infrastructure companies required to support this sectoral shift.

Our strategy, based on our core beliefs and values, is to identify a business combination where we can play an impactful role in partnership with a data-driven, cloud-based, consumer-centric business positioned to affect change in a sick, rigid and broken healthcare system. Our mission is to create a new kind of healthcare experience that works like consumer experiences in other industries, with free-market economics and optimization of patient outcomes. Instead of improving inflexible systems, we want to reinvent these systems, to bend the cost and quality curve, and to overcome the entrenched resistance to change. We want to empower good ideas and disruptive technologies to improve outcomes for the most important consumer—the patient. We believe that if you create a great user experience of value, you have an open road to building a multi-billion dollar success story like Livongo, Airbnb, or Stripe.

We are looking for companies that are aligned with the health assurance thesis, are led by a mission-driven CEO who is committed to responsible innovation, and have high growth potential in markets with TAM expansion opportunities. We are interested in companies building persona-driven consumer experiences that leverage AI feedback loops, virtual healthcare services that increase access and affordability, new models to manage risk and pay for care, cloud infrastructure that helps generate data and enables the development of many health assurance companies, and modern workflows for health systems and providers.

Using this framework, we are creating HAAC to identify companies that can be transformed into category leaders best positioned in the public markets. We believe we are well placed to help a transformational company, aligned with our philosophy, to the public markets, and then to help it grow, thrive, and succeed in its mission. Our partnership has value far beyond our capital, unlocking the potential of a disruptive business to revolutionize care, supported by our team’s deep industry, operational and product experience, extensive networks, and track records as investors, advisors, executives, and board members. Our alignment with the economic transformation of the industry will make this a vehicle with which the best entrepreneurs will want to work.

Business Combination Criteria

While we may decide to enter into a business combination with a business that does not meet these criteria, we intend to seek a business combination:

•	sitting at the intersection between technology and healthcare, including consumer-focused, data-driven, cloud-based platforms;

•	that has the potential to change the healthcare system to benefit the consumer (built with empathy, cuts down costs, and prioritizes personalization and consumer outcomes);

•	where we can materially impact the value and growth of the company in partnership with management;

•	close to our proximal networks of founders, operators, investors, and advisors; and

•	where we have a differentiated view on the ability of the target to create value as a public company.

We anticipate offering the following benefits to our business combination partner:

•	partnership with our management team members who have extensive and proven track records of founding, operating, advising, and investing in market-leading technology and healthcare companies;

•	access to our network of leading industry executives, entrepreneurs, and investors;

•	increase company presence and visibility with customers, employers, payors, and vendors;

•	higher engagement with core, relevant, fundamental investors as anchor stockholders than a traditional IPO book-building process would offer;

•	lower risk and expedited path to a public listing with flexible structuring;

•	infusion of cash and ongoing access to public capital markets;

•	listed public currency for future acquisitions and growth;

•	ability for management to retain control and focus on growing the business; and

•	opportunity to motivate and retain employees using stock-based compensation.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $535,000,000, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our prospectus or other materials and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, Founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our initial stockholders or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our initial stockholders, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law. See “Management—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek stockholder approval for business or other reasons.

Under Nasdaq’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of our common stock then-outstanding (other than in a public offering);

•	any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in issued and outstanding common stock or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or (ii) to satisfy a closing condition in an agreement with a candidate for our initial business combination that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our initial stockholders, executive officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our initial stockholders, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any alignment shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target candidate or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 5% of our shares of outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the common stock, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the business combination. In such case, our initial stockholders and each member of our management team have agreed to vote their alignment shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s alignment shares, we would need 19,687,500, or 37.5%, of the 52,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted), of the 52,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial stockholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any alignment shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our initial stockholders will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our initial stockholders or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation will provide that we will have only 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class). Our amended and restated certificate of incorporation will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter.

Our initial stockholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any alignment shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering, or such later date as described in the preceding paragraph (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial stockholders, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial stockholders, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $4,600,000 of proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $4,600,000 from the proceeds of our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $4,600,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $4,600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a recently organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar initial business combination, rather than an operating company, and our operations will be limited to searching for prospective candidates for our initial business combination to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective candidates for our initial business combination. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective candidates for our initial business combination or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders.

Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 20 University Road, Cambridge, Massachusetts 02138. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our securities are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed in September 8, 2020 and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

We may choose not to hold a stockholder vote before we complete our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek stockholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding shares of Class A common stock do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of the voting power of our common stock immediately following the completion of our public offering. Our initial stockholders and members of our management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation will provide that, if we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the business combination. As a result, in addition to our initial stockholders’ alignment shares, we would need 19,687,500, or 37.5% of the 52,500,000 shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable candidate for our initial business combination and complete our initial business combination within 24 months after the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A common stock or public warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our initial stockholders, directors, executive officers, advisors or their affiliates will select which stockholders to purchase securities from in any private transaction.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock; and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), subject to applicable law and as further described herein. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), with respect to such shares of Class A common stock so redeemed. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our SAILSM securities, Class A common stock, and warrants are currently listed on the Nasdaq. Although after giving effect to our initial public offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, our securities may not be, or may not continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our SAILSM securities will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not able to meet those initial listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our SAILSM securities and Class A common stock and warrants are listed on the Nasdaq, our SAILSM securities, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our SAILSM securities were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our shares of Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous candidates for our initial business combination we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain candidates for our initial business combination that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain candidates for our initial business combination. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Candidates for our initial business combination will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2020, we had approximately $4,600,000 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 24 months from the closing of our initial public offering or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class); however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), our public stockholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Delaware General Corporation Law (“DGCL”). In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation, and only then in cases where investors have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our stockholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.

If the issuance of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of SAILSM securities will have paid the full SAILSM securities purchase price solely for the shares of Class A common stock included in the SAILSM securities.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to agreement registration and shareholder rights agreement, our initial stockholders and their permitted transferees can demand that we register the alignment shares and the Class A common stock into which such alignment shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the shares of Class A common stock and the warrants (and the shares of Class A common stock issuable upon exercise of such warrants) underlying such private placement warrants, and holders of private placement warrants that may be issued upon conversion of working capital loans may demand that we register the shares of Class A common stock and the shares of Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the candidate for our initial business combination may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants, holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination candidate are not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation prohibits us from effectuating an initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific candidate for our initial business combination with respect to an initial business combination, there is no basis to evaluate the possible merits or risks of any particular candidate for our initial business combination’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular candidate for our initial business combination, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a candidate for our initial business combination. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a candidate for our initial business combination. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective candidates for our initial business combination, it is possible that a candidate for our initial business combination with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a candidate for our initial business combination that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective initial business combination with a candidate for our initial business combination that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a candidate for our initial business combination that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the candidate for our initial business combination does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 700,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock, par value $0.0001 per share. There are 52,500,000 shares of Class A common stock issued and outstanding and 2,625,000 shares of Class B common stock issued and outstanding. One tenth of the total outstanding alignment shares will convert into shares of our Class A common stock in each of the ten fiscal years following our initial business combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of our Class B common stock from time to time after our initial business combination as a result of the conversion features of the alignment shares contained in our amended and restated certificate of incorporation. In addition, we may also issue shares of Class A common stock to redeem the warrants at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate an initial business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors (which dilutive effect would increase as the price of our Class A common stock increases on a year-over-year basis, in respect of shares issued upon conversion of the alignment shares);

•	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded shares of our Class A common stock;

•	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our SAILSM securities, shares of Class A common stock and/or warrants.

Subsequent to the completion of our initial business combination, our alignment shares will be eligible for conversion into shares of our Class A common stock based on the Total Return of our outstanding equity capital. Any such issuance would dilute the interest of our stockholders and likely present other risks.

Our initial stockholders hold 2,587,500 shares of our Class B common stock that will automatically convert into shares of our Class A common stock from time to time after our initial business combination as a result of the conversion feature of the alignment shares contained in our amended and restated certificate of incorporation. One tenth of the total number of outstanding alignment shares will convert into shares of our Class A common stock for each of the ten fiscal years following our initial business combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold.

As a result of such conversion feature, we may issue a substantial number of additional shares of our Class A common stock to our initial stockholders, as the alignment shares are not subject to a conversion limitation in the event of increases in the VWAP of our Class A common stock. The issuance of additional shares of our Class A common stock upon the conversion of Class B common stock may significantly dilute the equity interest of investors in our initial public offering, may adversely affect prevailing market prices for our Class A common stock, warrants or other outstanding equity securities and will not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific candidate for our initial business combination and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific candidate for our initial business combination, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a candidate for our initial business combination, subject to their fiduciary duties under Delaware law.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under the DGCL. In particular, many of our officers and directors are affiliated with General Catalyst, our sponsor and other companies, including Livongo and Health Catalyst, that may be interested in investing in or acquiring in similar business targets as the company. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under the DGCL.

In addition, our independent directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under the DGCL. Our amended and restated certificate of incorporation will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Other entities that our officers and directors are associated with, and in particular General Catalyst, our sponsor, Livongo and Health Catalyst, may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities. Investment ideas generated within General Catalyst, our sponsor, Livongo and Health Catalyst may be suitable for both us and such entities and/or current or future investment vehicles associated with our officers and directors, and such ideas may be directed to such entities rather than to us. Such opportunities may outperform any businesses we acquire. Neither such entities nor members of our management team and board of directors who are also employed by such entities have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such person solely in his or her capacity as an officer or director of the company. The sponsor and/or our officers and directors, in their capacities as employees or other entities or in their other endeavors, may be required to present potential business to other entities, before they present such opportunities to us.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial stockholders. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial stockholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 24, 2020, an affiliate of our sponsor paid $22,500, or approximately $0.009 per share, and the foundation paid $2,500, or approximately $0.009 per share, in consideration of 2,587,500 and 287,500 Class B shares, respectively. Such Class B shares held by an affiliate of our sponsor were subsequently transferred to our sponsor. Up to 375,000 of the Alignment Shares were to be forfeited depending on the extent to which the underwriters’ over-allotment was exercised. The Alignment Shares are entitled to (together with the shares of Class B common stock) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. The underwriters exercised the over-allotment option in part and the Company consummated the sale of such SAILSM Securities on November 17, 2020; thus, 125,000 Alignment Shares were no longer subject to forfeiture. In November 2020, our sponsor transferred 6,469 alignment shares to each of our independent directors resulting in our sponsor holding 2,561,624 alignment shares. Prior to the initial investment in the company of $25,000 by our initial stockholders for the alignment shares, the company had no assets, tangible or intangible. The per share price of the alignment shares was determined by dividing the amount contributed to the company by the number of alignment shares issued. The alignment shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and certain directors of the Company purchased an aggregate of 11,666,666 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($17,500,000 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our shares of Class A common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our offering and the sale of the private placement warrants provided us with $513,625,000 that we may use to complete our initial business combination (after taking into account the $18,375,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 51% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement SAILSM securities or any provision of the warrant agreement with respect to the private placement SAILSM securities, 50% of the number of the then outstanding private placement SAILSM securities. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months of the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or with respect to any other material provisions relating to stockholders’ rights or business combination transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a business combination in order to effectuate our business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders and their permitted transferees, if any, who will collectively beneficially own 20% of the voting power of our common stock immediately following the completion of our initial public offering, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial stockholders, directors and each member of our management team. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet negotiated the acquisition of a target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon closing of our initial public offering, our initial stockholders, with their alignment shares, owns approximately 20% of the voting power of our common stock prior to the completion of an initial business combination. In addition, the alignment shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our initial business combination. Following the completion of our initial business combination, the alignment shares will be entitled to one vote per share. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Further, pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of our sponsor. As a result, we may not be permitted to enter into an initial business combination that our Board believes to be in the stockholders’ best interests. Further, for so long as any alignment shares remain outstanding, we may not, without the prior or written consent of the holders of a majority of the alignment shares then outstanding, voting separately as a single class, (i) amend, alter or repeal any provision of our amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of our Class B Shares, (ii) change our fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of our capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of our total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by us in the preparation of our financial statements, (vii) issue any shares of Class A common stock in excess of 5% of our Class A common stock outstanding at the closing of our initial public offering or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the Class A shares are then listed, (viii) make a rights offering to all or substantially all holders of any class of our common stock or (ix) issue additional Class B shares. As a result, the holders of the alignment shares may be able to prevent us from taking such actions that the Board believes is in our interest.

If our initial stockholders purchase any securities or if our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or to correct any defective provision but requires the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder provided 50% of the holders of the then outstanding public warrants that vote on such amendment approve of such amendment, after at least 10 days’ notice that an amendment is being sought. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Stockholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that certain other conditions are met. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

Simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 11,666,666 private placement warrants, including 333,333 Private Placement Warrants as a result of the underwriters’ exercise in part of their over-allotment option, each whole private placement warrant exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per private placement warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a candidate for our initial business combination. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the candidate for our initial business combination.

Because each SAILSM security contains one-fourth of one redeemable warrant and only a whole warrant may be exercised, the SAILSM securities may be worth less than units of other blank check companies.

Each SAILSM security contains one-fourth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the SAILSM securities, and only whole SAILSM securities will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the SAILSM securities in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to SAILSM securities that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this SAILSM securities structure may cause our SAILSM securities to be worth less than if a SAILSM securities included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and potential payments owed with respect to our alignment shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, and (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. A court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our alignment shares will have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our initial public offering, only holders of our alignment shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a candidate for our initial business combination with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a candidate for our initial business combination with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border initial business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 20 University Road, Cambridge, Massachusetts 02138. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our SAILSM securities, Class A common stock and warrants are each traded on the NASDAQ under the symbols “HAACU,” “HAAC” and “HAACW,” respectively. Our units commenced public trading on November 13, 2019. Our Class A common stock and warrants began separate trading on January 4, 2020.

(b) Holders

As of December 31, 2020, there was one holder of record of our SAILSM securities, one holder of record of our Class A common stock, two holders of our Class B common stock and one holder of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

Simultaneous with the consummation of our initial public offering and the issuance and sale of the SAILSM securities, the Company consummated the private placement of 11,666,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $17,499,999. The Private Placement Warrants purchased by the Sponsor and certain directors of the Company are substantially similar to the Public Warrants, except that if held by the Sponsor, certain directors of the Company or their permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per share of Class A Common Stock threshold is met) and (iii) together with the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants, subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor, certain directors of the Company or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to the Private Placement Warrants Purchase Agreement and the Private Placement Warrants have been issued pursuant to, and are governed by the Warrant Agreement.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of approximately $29.8 million (inclusive of $18.4 million in deferred underwriting commissions). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $525,000,000 of the net proceeds from our initial public offering and from the private placement of the private placement warrants was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus related to the initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Health Assurance Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 11,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), including 333,333 Private Placement Warrants as a result of the underwriters’ exercise in part of their over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement with our Sponsor and certain directors of our Company (the “Private Placement Warrants Purchasers”), generating gross proceeds of $17.5 million.

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

Results of Operations

Our entire activity from September 8, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from September 8, 2020 (inception) through December 31, 2020, we had a loss of approximately $3.4 million, which consisted of $3.4 million of general and administrative expenses, inclusive of $0.1 million of related party expenses, and approximately $61,000 of franchise tax expense, partly offset by approximately $66,000 of gain on investments held in Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $4.6 million in cash and working capital of approximately $2.7 million.

Prior to December 31, 2020, our liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and through the proceeds from a loan of $300,000 pursuant to a note agreement from our Sponsor (the “Note”). We repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with working capital loans. As of the date of this filing, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Alignment Shares

On September 24, 2020, an affiliate of our Sponsor paid $22,500, or approximately $0.009 per share, and the Foundation paid $2,500, or approximately $0.009 per share, in exchange for 2,587,500 and 287,500 shares of Class B common stock, respectively (collectively, “Alignment Shares”). Such Alignment Shares held by the affiliate of our Sponsor were subsequently transferred to our Sponsor. In November 2020, our Sponsor transferred 6,469 Alignment Shares to each of our independent directors resulting in our Sponsor holding 2,561,624. The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Up to 375,000 of the Alignment Shares were to be forfeited depending on the extent to which the underwriters’ over-allotment was exercised. The Alignment Shares are entitled to (together with the shares of Class B common stock) a number of votes representing 20% of our outstanding common stock prior to the completion of the initial Business Combination. The underwriters exercised the over-allotment option in part and we consummated the sale of such SAILSM Securities on November 17, 2020; thus, 125,000 Alignment Shares were no longer subject to forfeiture and upon the expiration of the over-allotment option, 250,000 Alignment Shares were surrendered by the Sponsor.

Our Initial Stockholders, directors and executive officers have agreed not to transfer, assign or sell any of their Alignment Shares and any of their shares of Class A common stock deliverable upon conversion of the Alignment Shares for 30 days following the completion of an initial Business Combination. In connection with this arrangement, our Initial Stockholders, officers, and directors have also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of: (i) 30 days after the completion of the our initial Business Combination and (ii) the date on which the we complete a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus. Further, in connection with this arrangement, our Sponsor, officers and directors have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of our initial Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Alignment Shares and Private Placement Warrants.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Private Placement Warrants Purchasers purchased an aggregate of 11,666,666 Private Placement Warrants, including 333,333 Private Placement Warrants as a result of the underwriters’ exercise in part of their over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement to certain of our Sponsor and certain directors of our Company generating gross proceeds of $17.5 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

Our Initial Stockholders, officers and directors have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of its initial Business Combination, except to permitted transferees. Any permitted transferees would be subject to the same restrictions and other agreements of the Initial Stockholders and our directors and executive officers with respect to Alignment Shares. If the Private Placement Warrants are held by holders other than the Sponsor, certain directors of our Company or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants.

Related Party Loans

On September 24, 2020, our Sponsor agreed to loan us up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest on the earlier of January 31, 2021, or the completion of the Initial Public Offering. No amounts were outstanding under the Note as of December 31, 2020. Through the date of the Initial Public Offering, we borrowed $300,000 under the Note. We fully repaid the Note on November 18, 2020.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We have had no borrowings under the working capital loans.

Administrative Services and Director Compensation

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay our Sponsor for office space, secretarial and administrative support provided to members of our management team $10,000 per month. For the period from September 8, 2020 through December 31, 2020, we incurred $20,000 of these fees which are included in general and administrative expenses – related party on the accompanying statement of operations and accrued expenses on the accompanying balance sheet as of December 31, 2020.

In addition, each independent director will receive quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the period from September 8, 2020 through December 31, 2020, we incurred approximately $99,000 of director fees which are included in general and administrative expenses – related party on the accompanying statement of operations and accrued expenses on the accompanying balance sheet as of December 31, 2020.

In addition, our Sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that are to be made to our Sponsor, executive officers or directors, or their affiliates.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 50,435,190 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

 Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 24,791,666 shares of our Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $3,000 for the period from September 8, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $3.4 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Hemant Taneja	46	Chairman and Chief Executive Officer

Quentin Clark	49	Director

Stephen K. Klasko, MD, MBA	66	Director

Adam V. Pramoda	46	Director

Jennifer Schneider, MD	45	Director

Glen Tullman	61	Director

Evan Sotiriou	46	Chief Operating Officer

Hemant Taneja, our Chairman and Chief Executive Officer has been a managing director at General Catalyst since 2007 and the founder of the firm’s Silicon Valley operations. Mr. Taneja partners with mission-driven founders building platform companies that are fundamentally aligned with the long-term interests of society. Mr. Taneja is an early investor in market-leading companies across many sectors of the economy like Anduril, Canva, Color, Gitlab, Grammarly, Gusto, Livongo, Ro, Samsara, Snap, and Stripe.

Mr. Taneja’s primary investment thesis, known as “economies of unscale,” explores how 21st-century founders leverage AI-based mass personalization techniques to innovate and build platforms across all sectors of the economy. In Mr. Taneja’s 2018 book Unscaled, he builds on that thesis and articulates the need for accountability, transparency, and explainability in AI technologies as they permeate deeper into daily life. Mr. Taneja’s piece in Harvard Business Review, “The Era of Move Fast and Break Things is Over,” advocates for entrepreneurs and venture capitalists to adopt frameworks for responsible innovation and investing.

Mr. Taneja is also the founder and Executive Chairman of Commure, a company that has partnered with major health systems to modernize the software infrastructure for the healthcare space since its inception in 2017. Mr. Taneja’s recently published book UnHealthcare, co-authored with Dr. Klasko, lays out their thesis for how the healthcare system needs to transform into a health assurance system to bring consumerism, affordability, and rational economic behavior to this important sector.

In addition to his investment work, Mr. Taneja is the Co-Founder of Advanced Energy Economy, an organization focused on transforming energy policy in America since 2011; and is a Founding Board Member of the Khan Lab School, a nonprofit K-12 school dedicated to classroom innovation since 2014. Mr. Taneja sits on the Board of Fellows for the Stanford School of Medicine and teaches a course at the college on A.I., Entrepreneurship, and Society. More recently, Mr. Taneja was featured in Business insider’s “100 People Transforming Business” list.

Quentin Clark, our Director, is a managing director at General Catalyst, a venture capital firm that partners with seed- to endurance-stage founders to help build companies that withstand the test of time. Since joining in 2020, Mr. Clark focuses on investing in healthcare and enterprise SaaS, software, and platforms concentrating on transforming the workplace. Since joining the firm, Mr. Clark has made investments in Kernel, Minio, Range, Sprout, and several yet to be announced companies. Mr. Clark is on the boards of Commure, Kernel, ThoughtSpot, Coda, and Minio.

Prior to joining General Catalyst, Mr. Clark was CTO at Dropbox (NASDAQ: DBX) from 2017 to 2019, where he led the company’s engineering, product, design, growth, and IT teams. Mr. Clark worked with them through its IPO, its pivot to Dropbox Spaces, and drove the portfolio expansion, starting with the acquisition of HelloSign. Prior to Dropbox, Mr. Clark spent two decades with Microsoft between 1994 and 2014, starting as a software engineer, then product manager, and eventually leading the whole data platform business into Microsoft’s cloud, Azure. Mr. Clark then joined SAP from 2014 to 2016, first as CTO, then as Chief Business Officer, where he led strategy and product direction for the platform and ultimately for the company.

Mr. Clark is a graduate of the University of Massachusetts at Amherst (1994), where he earned a B.S. in Physics and double-majored in Computer Science and currently sits on the Advisory Board for the College of Information & Computer Sciences.

Stephen K. Klasko, MD, MBA, our Director, has been a pioneer in using connected care to build health assurance for all—especially as we emerge from the COVID-19 crisis.

As President and CEO of Philadelphia-based Thomas Jefferson University and Jefferson Health since 2013, Dr. Klasko has led one of the U.S.’s fastest growing academic health institutions based on his vision of the future of higher education. Jefferson Health focuses on managing the health of populations in southeastern Pennsylvania and southern New Jersey. Jefferson has the largest faculty based telehealth network in the country, the NCI-designated Sidney Kimmel Cancer Center, and an outpatient footprint that is among the most technologically advanced in the region.

This year, Dr. Klasko published UnHealthcare, with Hemant Taneja, as well as the textbook, Patient No Longer: Why Healthcare Must Deliver the Care Experience that Consumers Want and Expect.

Jefferson’s 14 hospitals handled the most patients with COVID-19 in Philadelphia during the Spring 2020 surge. The hospital’s strategy included immediate universal masking, early exchange of research with Italy, and a history of longtime pandemic planning.

In 2020, Dr. Klasko was named the first Distinguished Fellow of the World Economic Forum.

Dr. Klasko attended medical school in Philadelphia at Hahnemann University (1978), built his practice as an obstetrician in Allentown, and served as dean of Drexel University’s College of Medicine (2000-2004). Dr. Klasko moved to Tampa, Florida, where he was dean of the Morsani College of Medicine and CEO of USF Health at the University of South Florida (2004-2013).

Anita V. Pramoda, our director, has been the CEO of Owned Outcomes, Inc., a health analytics software company, since 2014. Ms. Pramoda has also served as the Chairperson of the Board of Directors of the Federal Reserve Bank of San Francisco (Los Angeles) since 2016, and as a board member (and Chair of Compensation Committee) of Health Catalyst, Inc., (NASDAQ: HCAT), a provider of data and analytics technology and services to healthcare organizations, since 2016. Since 2020, Ms. Pramoda has also been a board member (and Chair of Audit Committee) of GoHealth (NASDAQ: GOCO), a digital marketplace for health insurance.

Previously, Ms. Pramoda served as a member of the board of directors of Dignity Health Foundation, from 2013 to 2017, Allscripts Healthcare, LLC (NASDAQ: MDRX), from 2013 to 2016, and as Chief Financial Officer at Epic Systems Corporation, from 2009 to 2012. Ms. Pramoda holds a Master in Business Administration degree from the University of Pennsylvania—The Wharton School (2004).

Jennifer Schneider, MD, our Director, has been the President of Livongo since 2018, where she is responsible for product, data science, engineering, marketing, clinical operations, and growth strategy. Dr. Schneider previously served as the company’s Chief Medical Officer from 2015 to 2018, where she led the company’s strategic clinical product vision, data science, clinical trials, and the organization’s certified diabetes educators and coaches. Dr. Schneider is the author of Decoding Health Signals: Silicon Valley’s Consumer-First Approach to a New Era of Health, which offers a guide to the depth of the chronic conditions problem facing the industry today and explores how companies are using big data analytics and artificial intelligence to reinvent care delivery for people with chronic conditions. Dr. Schneider was recently named to Modern Healthcare’s List of Top Clinical Executives.

Prior to Livongo, Dr. Schneider held several key leadership roles at Castlight Health from 2010 to 2015, most recently as Chief Medical Officer. Dr. Schneider also has held leadership roles as a health outcomes researcher and Chief Resident at Stanford University from 2005 to 2006, and she has practiced medicine as an attending physician at Stanford University, the VA Palo Alto Health Care System, and Kaiser Permanente. Dr. Schneider has an undergraduate degree from the College of the Holy Cross (1997), a Doctor of Medicine degree from Johns Hopkins School of Medicine (2002), and a Master of Science degree in Health Services Research from Stanford University (2010). Dr. Schneider completed her internal medicine residency at Stanford University Hospital

Glen Tullman, our Director, is the Executive Chairman and Founder of Livongo (NASDAQ: LVGO), the consumer first digital health pioneer committed to empowering people with chronic conditions to live better and healthier lives. Mr. Tullman is dedicated to finding a cure for diabetes and other chronic conditions—and to keeping people healthy until these cures are found.

A visionary leader and entrepreneur, Mr. Tullman previously ran two public companies that changed how health care is delivered. Before Livongo, Mr. Tullman served as Chief Executive Officer of Allscripts, which during his tenure from 1998 to 2012 was a leading provider of electronic health records, practice management, and electronic prescribing systems. Mr. Tullman took Allscripts public in 1999. Prior to Allscripts, Mr. Tullman was Chief Executive Officer of Enterprise Systems from 1997 to 1998, which he also took public and then sold to McKesson/HBOC. Mr. Tullman is the author of On Our Terms: Empowering the New Health Consumer, in which he proposes new solutions to address the chronic-condition epidemic facing our country.

A strong proponent of philanthropy, Mr. Tullman was honored in 2019 with a Robert F. Kennedy Human Rights Ripple of Hope Award for his career focused on improving the safety, empathy, and efficiency of our healthcare system. Mr. Tullman also serves as a Chancellor to the International Board of the Juvenile Diabetes Research Foundation and as a Board Member of the American Diabetes Association. Mr. Tullman has an undergraduate degree from Bucknell University (1981) and a Master of Arts from the University of Oxford (1982).

Evan Sotiriou, our Chief Operating Officer, has served in several senior management capacities of General Catalyst since 2019. Prior to that, Mr. Sotiriou served as the CFO for OrbiMed, which invests globally across the healthcare industry, from 2011 to 2019. Mr. Sotiriou also acted as the Vice President of GSC Group from 2000 to 2008, Managing Director of Clearlake Capital Management, L.P. from 2008 to 2010 and subsequently as the Chief Financial Officer for Archer Capital Management, L.P. from 2010 to 2011.Mr. Sotiriou holds an AB from Dartmouth College.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Hemant Taneja and Quentin Clark, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Stephen K. Klasko, MD, MBA and Jennifer Schneider, MD, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Glen Tullman and Anita V. Pramoda, will expire at our third annual meeting of stockholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our alignment shares. In addition, prior to the completion of an initial business combination, holders of a majority of our alignment shares may remove a member of the board of directors for any reason.

Pursuant to an agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation will provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Stephen K. Klasko, MD, MBA, Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee, and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website (www. https://www.healthassuranceacqcorp.com).

Audit Committee

Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman serve as members of our audit committee. Our board of directors has determined that each of Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman are independent under the Nasdaq listing standards and applicable SEC rules. Anita V. Pramoda will serve as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Anita V. Pramoda qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Glen Tullman, Stephen K. Klasko, MD, MBA and Jennifer Schneider, MD. Glen Tullman will serve as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Glen Tullman, Stephen K. Klasko, MD, MBA and Jennifer Schneider, MD are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Stephen K. Klasko, MD, MBA, Anita V. Pramoda and Glen Tullman. Stephen K. Klasko, MD, MBA will serve as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Stephen K. Klasko, MD, MBA, Anita V. Pramoda and Glen Tullman are independent. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such initial business combination opportunity to such entity. Notwithstanding the foregoing, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of General Catalyst Partners and/or one or more investors in General Catalyst Partners or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the candidate for our initial business combination at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Hemant Taneja	General Catalyst(1)	Asset Management	Managing Director

	Commure	Health Care	Founder and Executive Chairman

	Advanced Energy Economy	Energy	Co-Founder

	Stanford School of Medicine	Education	Member of Board of Fellows

	ClassDojo, Inc.	Education Technology	Director

	Coda Project, Inc.	Software	Director

	Corvia Medical, Inc.	Health Care	Director

	Livongo Health, Inc.	Health Care	Director

	ThoughtSpot, Inc.	Software	Director

	Grammarly, Inc.	Technology	Director

	Color Genomics, Inc.	Genomic Testing	Director

	Angle Technologies, Inc.	Technology	Director

	Spring Discovery, Inc.	Technology	Director

	Fundbox, LTD	Small Business Funding	Director

	Hello Digit, Inc.	Software	Director

	Samsara Networks, Inc.	Software	Director

	Mindstrong, Inc.	Health Care	Director

	ZenPayroll, Inc.	Payroll	Director

	Salus Health, Inc.	Health Care	Director

	Valencia Data, Inc.	Software	Director

	Ro Health	Health Care	Director

	Teledoc	Telehealth	Director

Quentin Clark	General Catalyst(1)	Asset Management	Managing Director

	Commure	Health Care	Founding Advisor and Director

	Kernel	Health Care	Director

	ThoughtSpot	Health Care	Director

	Coda	Health Care	Director

	Minio	Health Care	Director

	Eightfold	Recruiting	Director

Stephen K. Klasko	Thomas Jefferson University	Education	President and Chief Executive Officer

	Jefferson Health	Health Care	President and Chief Executive Officer

	Mindstrong, Inc.	Health Care	Director

	Teleflex	Health Care	Director

Anita V. Pramoda	Owned Outcomes, Inc.	Health Care	Chief Executive Officer

	Federal Reserve Bank of San Francisco (Los Angeles)	Finance	Chairperson

	Health Catalyst, Inc.	Health Care	Board Member

	GoHealth	Health Care	Board Member

Jennifer Schneider, MD	Livongo	Health Care	President

Glen Tullman	Livongo	Health Care	Executive Chairman and Founder

	Ignite Glass Studios	Manufacturing	Owner

	Higi	Health Care	Director

	NoCD	Software	Executive Chairman

	Bridge Health	Healthcare	Executive Chairman

	Teledoc	Healthcare	Director

Evan Sotiriou	General Catalyst(1)	Asset Management	Senior Management

1) Includes certain of its funds and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our initial stockholders purchased alignment shares prior to the date of this report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their alignment shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their alignment shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a candidate for our initial business combination that is affiliated with our initial stockholders, officers or directors or completing the initial business combination through a joint venture or other form of shared ownership with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with a candidate for our initial business combination that is affiliated with our initial stockholders, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our initial stockholders or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also pay an affiliate of our sponsor, for office space, secretarial and administrative services provided to members of our management team $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their alignment shares, and they and the other members of our management team have agreed to vote any alignment shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation will provide that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month and each independent director will receive quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 52,500,000 Class A common stock and 2,625,000 Class B common stock outstanding as of December 31, 2020. Voting power represents the combined voting power of Class A commons stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the Class B common stock are convertible into Class A common stock on a one-for-one basis.

	Class B Common Stock			Class A Common Stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class		Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
HAAC Sponsor, LLC (our sponsor)	2,311,624	88%		—	—	4.2%
Health Assurance Economy Foundation	250,000	9.5%		—	—		*
Blackrock, Inc.				4,950,000	9.4%	9%
Integrated Core Strategies (US) LLC(4)				3,063,552	5.8%	5.6%
ICS Opportunities, Ltd.(5)				830,000	1.6%	1.5%
Hermant Taneja	—	—		—	—	—
Quentin Clark	—	—		—	—	—
Stephen K. Klasko, MD, MBA	6,469		*	—	—		*
Anita V. Pramoda	6,469		*	—	—		*
Jennifer Schneider, MD	6,469		*	—	—		*
Glen Tullman	6,469		*	—	—		*
Evan Sortiriou	—	—		—	—	—
All officers and directors as a group (seven individuals)	2,587,500	98.6%		—	—	—

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 20 University Road, Cambridge, Massachusetts 02138.
(2)	Assuming the automatic conversion of Class B common stock into the shares of Class A common stock at the time of the Company’s initial business combination.
(4)	Includes Class A common stock beneficially held by Integrated Core Strategies (US) LLC, a Delaware limited liability company, Millennium Management LLC, a Delaware limited liability company, Millennium Group Management LLC, a Delaware limited liability company, and Israel A. Englander, a United States citizen. The business address of each of Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander is 666 Fifth Avenue New York, New York 10103.
(4)	Includes Class A common stock beneficially held by ICS Opportunities, Ltd., a Cayman Island corporation, and Millennium International Management LP, a Delaware partnership. The business address of each of ICS Opportunities, Ltd. and Millennium International Management LP is 666 Fifth Avenue New York, New York 10103.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Stephen K. Klasko, MD, MBA, Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from September 8, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $81,885.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from September 8, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from September 8, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from September 8, 2020 (inception) through December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement between the Company and Morgan Stanley Co. LLC(1)

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.1	Private Placement Warrants Purchase Agreement between the Company, the Sponsor, and certain directors of the Company(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement between the Company, the Sponsor, the Foundation and certain directors of the Company(1)

10.4	Letter Agreement among the Company, the Sponsor, the Foundation and the Company’s officers and directors(1)

10.5	Administrative Services Agreement between the Company and the Sponsor(1)

14.1	Code of Ethics.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 23, 2019.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2021

HEALTH ASSURANCE ACQUISITION CORP.

/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hemant Taneja Hemant Taneja	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 4, 2021

/s/ Quentin Clark Quentin Clark	Director	March 4, 2021

/s/ Stephen K. Klasko, MD, MBA Stephen K. Klasko, MD, MBA	Director	March 4, 2021

/s/ Anita V. Pramoda Anita V. Pramoda	Director	March 4, 2021

/s/ Jennifer Schneider, MD Jennifer Schneider, MD	Director	March 4, 2021

/s/ Glenn Tullman Glenn Tullman	Director	March 4, 2021

/s/ Evan Sotiriou Evan Sotiriou	Director	March 4, 2021

HEALTH ASSURANCE ACQUISITION CORP.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Assurance Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Health Assurance Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 4, 2021

HEALTH ASSURANCE ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$4,615,094
Prepaid expenses	1,412,513
Total current assets	6,027,607
Investments held in Trust Account	525,065,532
Total Assets	$531,093,139

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$24,827
Accrued expenses	3,279,125
Franchise tax payable	61,420
Income tax payable	864
Total current liabilities	3,366,236
Deferred underwriting commissions in connection with the initial public offering	18,375,000
Total liabilities	21,741,236

Commitments and Contingencies

Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 50,435,190 shares subject to possible redemption at $10.00 per share	504,351,900

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 2,064,810 issued and outstanding (excluding 50,435,190 shares subject to possible redemption)	206
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding	263
Additional paid-in capital	8,387,629
Accumulated deficit	(3,388,095)
Total stockholders’ equity	5,000,003
Total Liabilities and Stockholders’ Equity	$531,093,139

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENT OF OPERATIONS

For The Period From September 8, 2020 (inception) through December 31, 2020

General and administrative expenses	$3,272,712
General and administrative expenses - related party	118,632
Franchise tax expense	61,420
Total operating expenses	(3,452,764)
Gain on investments held in Trust Account	65,532
Loss before income tax expense	(3,387,232)
Income tax expense	863
Net loss	$(3,388,095)

Weighted average shares outstanding of Class A common stock	52,500,000
Basic and diluted net loss per share, Class A common stock	$0.00
Weighted average shares outstanding of Class B common stock	2,556,818
Basic and diluted net loss per share, Class B common stock	$(1.33)

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENT OF CHANGES IN Stockholders’ EQUITY

For the Period From September 8, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 8, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Initial Stockholders	-	-	2,875,000	288	24,712	-	25,000
Sale of securities in initial public offering, gross	52,500,000	5,250	-	-	524,994,750	-	525,000,000
Offering costs	-	-	-	-	(29,785,002)	-	(29,785,002)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	17,500,000	-	17,500,000
Forfeiture of Class B common stock	-	-	(250,000)	(25)	25	-	-
Class A common stock subject to possible redemption	(50,435,190)	(5,044)	-	-	(504,346,856)	-	(504,351,900)
Net loss	-	-	-	-	-	(3,388,095)	(3,388,095)
Balance - December 31, 2020	2,064,810	$206	2,625,000	$263	$8,387,629	$(3,388,095)	$5,000,003

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATement of cash flows

For the Period From September 8, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(3,388,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(65,532)
Changes in operating assets and liabilities:
Prepaid expenses	(1,412,513)
Franchise tax payable	61,420
Income tax payable	864
Accrued expenses	3,221,958
Accounts payable	24,827
Net cash used in operating activities	(1,557,071)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(525,000,000)
Net cash used in investing activities	(525,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Proceeds received from initial public offering	525,000,000
Payment of offering costs	(11,352,835)
Proceeds received from private placement	17,500,000
Net cash provided by financing activities	531,172,165

Net change in cash	4,615,094

Cash - beginning of the period	-
Cash - end of the period	$4,615,094

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B common stock	$25
Offering costs included in accrued expenses	$57,167
Offering costs charged to additional paid-in capital in connection with the initial public offering	$910,003
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$18,375,000
Initial value of Class A common stock subject to possible redemption	$507,670,589
Change in value of Class A common stock subject to possible redemption	$(3,318,689)

The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization, Business Operations and Basis of Presentation

Health Assurance Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on September 8, 2020. On October 23, 2020, the Company effected a name change to Health Assurance Acquisition Corp. from Healthcare Assurance Acquisition Corp. The Company’s initial stockholders were: HAAC Sponsor, LLC (the “Sponsor”), a wholly-owned subsidiary of General Catalyst Group X—Early Venture, L.P., a Delaware limited partnership, Health Assurance Economy Foundation, a charitable foundation (“Foundation”), and any other holders of Alignment Shares (as described in Note 6) immediately prior to the offering; collectively, “Initial Stockholders.”

The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (herein referred to as “Initial Business Combination”). The Company has not selected any business combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company has neither engaged in any operations nor generated revenue to date. The Company has selected December 31 as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from its initial public offering (the “Initial Public Offering”) of its securities called Stakeholder Aligned Initial Listing Securities, or SAILSM Securities (“SAILSM Securities”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to complete an Initial Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 52,500,000 SAILSM Securities, including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, and incurring offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), including 333,333 warrants as a result of the underwriters’ exercise in part of their over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement with the Sponsor and certain directors of the Company (the “Private Placement Warrants Purchasers”), generating gross proceeds of $17.5 million (Note 4).

Upon the closing of the Initial Public Offering  and the Private Placement, $525.0 million ($10.00 per SAILSM Security) of the net proceeds of the sale of the SAILSM Securities in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

Pursuant to stock exchange listing rules, the Company must complete an Initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company of Act 1940, as amended (the “Investment Company Act”).

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the an Initial Business Combination; (ii) the redemption of any of the common stock included in the SAILSM Securities being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s certificate of incorporation prior to an Initial Business Combination or (iii) the redemption of 100% of the Public Shares if the Company does not complete an Initial Business Combination within the Business Combination Period (defined below).

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public shares, regardless of whether they vote for or against the Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Company’s Initial Business Combination at $10.00 per share and the per share interest earned on the funds held in the trust account (net of permitted withdrawals). As a result, such common stock has been recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.00 per Public Share. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of common stock sold in the Initial Public Offering, without the prior consent of the Company.

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

The Initial Stockholders, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Alignment Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Initial Business Combination, (ii) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination within the Business Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-combination transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if the Company fails to complete the an Initial Business Combination within 24 months of the Business Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an Initial Business Combination within the Business Combination Period).

Basis of Presentation

The accompanying balance sheet is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $4.6 million in its operating bank account and working capital of approximately $2.7 million.

Prior to December 31, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares (as defined in Note 4) and proceeds from a loan of $300,000 pursuant to a Note from the Sponsor. The Company repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and income taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 50,435,190 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods, reduced for shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 24,791,666 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was approximately $3,000 for the period from September 8, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $3.4 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Note 3—Initial Public Offering

Public SAILSM Securities

On November 17, 2020, the Company consummated its Initial Public Offering of 52,500,000 SAILSM Securities at $10.00 per SAILTM Security, generating gross proceeds of $525.0 million, including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, and incurring offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions.

Each SAILSM Security consists of one share of Class A common stock, $0.0001 par value per share (the “Class A common stock”), and one-fourth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share.

Note 4—Related Party Transactions

Alignment Shares

On September 24, 2020, an affiliate of the Sponsor paid $22,500, or approximately $0.009 per share, and the Foundation paid $2,500, or approximately $0.009 per share, in exchange for 2,587,500 and 287,500 shares of Class B common stock, respectively (collectively, “Alignment Shares”). Such Alignment Shares held by the affiliate of the Sponsor were subsequently transferred to the Sponsor. In November 2020, the Sponsor transferred 6,469 Alignment Shares to each of the independent directors resulting in the Sponsor holding 2,561,624 Alignment Shares. The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Up to 375,000 of the Alignment Shares were to be forfeited depending on the extent to which the underwriters’ over-allotment was exercised. The Alignment Shares are entitled to (together with the shares of Class B common stock) a number of votes representing 20% of the Company’s outstanding common stock prior to the completion of the Initial Business Combination. The underwriters exercised the over-allotment option in part and the Company consummated the sale of such SAILSM Securities on November 17, 2020; thus, 125,000 Alignment Shares were no longer subject to forfeiture.

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

The Initial Stockholders, officers and directors have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of an Initial Business Combination, except to permitted transferees. Any permitted transferees would be subject to the same restrictions and other agreements of the Initial Stockholders and the Company’s directors and executive officers with respect to Alignment Shares. If the Private Placement Warrants are held by holders other than the Sponsor, certain directors of the Company or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants.

Related Party Loans

On September 24, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest on the earlier of January 31, 2021, or the completion of the Initial Public Offering. No amounts were outstanding under the Note as of December 31, 2020. Through the date of the Initial Public Offering, the Company borrowed $300,000 under the Note. The Company fully repaid the Note on November 18, 2020.

Working Capital Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrant at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the foregoing; the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has never had borrowings on working capital loans.

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team of $10,000 per month. For the period from September 8, 2020 through December 31, 2020, the Company incurred $20,000 of these fees which are included in general and administrative expenses – related party on the accompanying statement of operations and accrued expenses on the accompanying balance sheet as of December 31, 2020.

In addition, each independent director will receive quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the period from September 8, 2020 through December 31, 2020, the Company incurred approximately $99,000 of director fees which are included in general and administrative expenses – related party on the accompanying statement of operations and accrued expenses on the accompanying balance sheet as of December 31, 2020.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates.

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

The underwriters were entitled to an underwriting discount of $0.20 per SAILSM Security, or $10.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAILSM Security, or $17.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the sale of SAILSM Securities pursuant to the over-allotment option exercised on November 17, 2020, the underwriters were entitled to an aggregate of approximately $0.5 million in fees payable upon closing and additional deferred underwriting commissions of approximately $0.9 million.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 52,500,000 shares of Class A common stock outstanding, and 50,435,190 shares of Class A common stock subject to possible redemption, which are classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2020, 2,625,000 shares of Class B common stock were issued and outstanding, so that the outstanding shares of Class B common stock will represent 5% of the Company’s issued and outstanding shares of Class A common stock after the Initial Public Offering. On November 17, 2020, the underwriters exercised the over-allotment option in part and the Company consummated the sale of SAILSM Securities pursuant to the over-allotment option. As a result, as of December 31, 2020, 2,625,000 shares of Class B common stock were issued and outstanding.

On the last day of each measurement period (as defined below), which will occur annually over ten fiscal years following consummation of an Initial Business Combination (and, with respect to any measurement period in which there is a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 262,500 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of the Company’s Class A common stock (“conversion shares”), as follows:

•	if the sum (such sum, the “Total Return”) of (i) the volume weighted average price of the shares of Class A common stock of the last fiscal quarter of the applicable measurement period, as further described in the Company’s registration statement for its Initial Public Offering (the “VWAP”), of shares of the Company’s Class A common stock for such final fiscal quarter in such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of the Company’s Class A common stock on the record date for which is on or prior to the last day of the measurement period does not exceed the Price Threshold (as defined below), the number of conversion shares for such measurement period will be 2,625 shares of Class A common stock;

•	if the Total Return exceeds the Price Threshold but does not exceed an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,625 shares of Class A common stock and (ii) 20% of the difference between the Total Return and the Price Threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of shares of Class A common stock immediately after the closing of the Initial Public Offering (including any exercise of the underwriters’ over-allotment option) and (y) if in connection with the Initial Business Combination there are issued any shares of Class A Common Stock or securities (other than the Public Warrants and the Private Placement Warrants) issued by the Company and/or any entities that (after giving effect to completion of the Initial Business Combination) are subsidiaries of the Company that are directly or indirectly convertible into or exercisable for shares of Class A common stock, or for a cash settlement value in lieu thereof (“PIPE Securities”), the number of shares of Class A common stock so issued, and the maximum number of shares of Class A common stock issuable (whether settled in shares or in cash) upon conversion or exercise of any such PIPE Securities, divided by (B) the Total Return; and

•	if the Total Return exceeds an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,625 shares of Class A common stock and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the Price Threshold and the Price Threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the Price Threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

•	The term “measurement period” means (i) the period of four fiscal quarters ending with, and including, the last fiscal quarter of the fiscal year in which the Company consummates its Initial Business Combination and (ii) each of the nine successive four-fiscal-quarter periods.

•	The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions).

•	The foregoing calculations will be based on the Company’s fiscal year and fiscal quarters, which may change as a result of an Initial Business Combination. Each conversion of Alignment Shares will apply to the holders of Alignment Shares on a pro rata basis. If, upon conversion of any Alignment Shares, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to such holder.

The conversion shares will be deliverable no later than the tenth day following the last day of each applicable measurement period. The conversion shares will be delivered no later than 10:00 a.m., New York City time, on the date of issuance. The Company is required to publicly announce the number of conversion shares to be issued no less than two business days prior to issuance.

For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding, take certain actions such as to (i) amend, alter or repeal any provision of the Company’s amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Company’s shares of Class B common stock, (ii) change the Company’s fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of the Company’s capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets measured in accordance with GAAP or the accounting standards then used by the Company in the preparation of its financial statements, (vii) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the shares of Class A common stock are then listed, (viii) make a rights offering to all or substantially all holders of any class of the Company’s common stock or (iv) issue additional shares of Class B common stock. As a result, the holders of the Alignment Shares may be able to prevent the Company from taking such actions that the Board believes is in the Company’s interest.

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
U.S. Treasury Securities maturing May 20, 2021	$525,065,532	$-	$-
		-	-
	$525,065,532	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from September 8, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$863
State	-
Deferred
Federal	(712,182)
State	-
Valuation allowance	712,182
Income tax provision	$863

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$712,182
Total deferred tax assets	712,182
Valuation allowance	(712,182)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 8, 2020 (date of inception) to December 31, 2020, the valuation allowance was approximately $712,000.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Change in valuation allowance	(21.0)%
Income taxes benefit	0.0%

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through March 4, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.