Form 10-K/A
period 2020-12-31
Health Assurance Acquisition Corp.
filed 2021-05-26
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Health Assurance Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Health Assurance Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 4, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 17, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 14, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 8, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on November 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), references to:

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

v

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 8, 2020 (inception) to December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 14, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 8, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on November 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

For the period from September 8, 2020 (inception) through December 31, 2020, we had a loss of approximately $31.9 million, which consisted of approximately $12 million loss from changes in fair value of derivative warrant liabilities, financing costs of approximately $1.7 million,$3.3 million of general and administrative expenses, inclusive of $14.9 million of related party expenses, and approximately $61,000 of franchise tax expense, partly offset by approximately $66,000 of gain on investments held in Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from September 8, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $12 million.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 43,070,607 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Our statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $3,000 for the period from September 8, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $31.9 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 13,125,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 11,666,666 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

The fair value of Public Warrants, was calculated using an option pricing model. The inputs utilized to calculate the value of an option pricing model are (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset, and (vi) the assumed time to a liquidity event. Subsequent to the when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K/A.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 17, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K/A, our directors and officers are as follows:

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and Morgan Stanley Co. LLC(1)

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.1	Private Placement Warrants Purchase Agreement between the Company, the Sponsor, and certain directors of the Company(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement between the Company, the Sponsor, the Foundation and certain directors of the Company(1)

10.4	Letter Agreement among the Company, the Sponsor, the Foundation and the Company’s officers and directors(1)

10.5	Administrative Services Agreement between the Company and the Sponsor(1)

14.1	Code of Ethics.(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2020.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2021

HEALTH ASSURANCE ACQUISITION CORP.

/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hemant Taneja Hemant Taneja	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	May 26, 2021

/s/ Quentin Clark Quentin Clark	Director	May 26, 2021

/s/ Stephen K. Klasko, MD, MBA Stephen K. Klasko, MD, MBA	Director	May 26, 2021

/s/ Anita V. Pramoda Anita V. Pramoda	Director	May 26, 2021

/s/ Jennifer Schneider, MD Jennifer Schneider, MD	Director	May 26, 2021

/s/ Glenn Tullman Glenn Tullman	Director	May 26, 2021

/s/ Evan Sotiriou Evan Sotiriou	Director	May 26, 2021

HEALTH ASSURANCE ACQUISITION CORP.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 26, 2021

HEALTH ASSURANCE ACQUISITION CORP.

BALANCE SHEET

(As Restated - See Note 2)

December 31, 2020

Assets:
Current assets:
Cash	$4,615,094
Prepaid expenses	1,412,513
Total current assets	6,027,607
Investments held in Trust Account	525,065,532
Total Assets	$531,093,139

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$24,827
Accrued expenses	3,279,126
Franchise tax payable	61,420
Income tax payable	863
Total current liabilities	3,366,236
Deferred underwriting commissions in connection with the initial public offering	18,375,000
Derivative warrant liabilities	73,645,830
Total liabilities	95,387,066

Commitments and Contingencies

Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 43,070,607 shares subject to possible redemption at $10.00 per share	430,706,070

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 9,429,393 issued and outstanding (excluding 43,070,607 shares subject to possible redemption)	943
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding	263
Additional paid-in capital	36,856,465
Accumulated deficit	(31,857,668)
Total stockholders' equity	5,000,003
Total Liabilities and Stockholders' Equity	$531,093,139

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For The Period From September 8, 2020 (inception) through December 31, 2020

General and administrative expenses	$3,272,712
General and administrative expenses - related party	118,632
Franchise tax expense	61,420
Loss from operations	(3,452,764)
Loss on issuance of Private Placement Warrants	(14,700,000)
Change in fair value of derivative warrant liabilities	(12,045,830)
Financing cost - derivative warrant liabilities	(1,723,743)
Gain on investments held in Trust Account	65,532
Loss before income tax expense	(31,856,805)
Income tax expense	863
Net loss	$(31,857,668)

Weighted average shares outstanding of Class A common stock	52,500,000
Basic and diluted net loss per share, Class A common stock	$0.00
Weighted average shares outstanding of Class B common stock	2,556,818
Basic and diluted net loss per share, Class B common stock	$(12.46)

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENT OF CHANGES IN Stockholders’ EQUITY

As Restated - See Note 2

For the Period From September 8, 2020 (inception) through December 31, 2020

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 8, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Initial Stockholders	-	-	2,875,000	288	24,712	-	25,000
Sale of units in initial public offering, less fair value of public warrants	52,500,000	5,250	-	-	495,594,750	-	495,600,000
Offering costs	-	-	-	-	(28,061,259)	-	(28,061,259)
Forfeiture of Class B common stock	-	-	(250,000)	(25)	25	-	-
Class A common stock subject to possible redemption	(43,070,607)	(4,307)	-	-	(430,701,763)	-	(430,706,070)
Net loss	-	-	-	-	-	(31,857,668)	(31,857,668)
Balance - December 31, 2020	9,429,393	$943	2,625,000	$263	$36,856,465	$(31,857,668)	$5,000,003

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATement of cash flows

For the Period From September 8, 2020 (inception) through December 31, 2020

As Restated - See Note 2

Cash Flows from Operating Activities:
Net loss	$(31,857,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of Private Placement Warrants	14,700,000
Financing cost - derivative warrant liabilities	1,723,743
Change in fair value of derivative warrant liabilities	12,045,830
Unrealized gain on investments held in Trust Account	(65,532)
Changes in operating assets and liabilities:
Prepaid expenses	(1,412,513)
Franchise tax payable	61,420
Income tax payable	863
Accrued expenses	3,221,959
Accounts payable	24,827
Net cash used in operating activities	(1,557,071)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(525,000,000)
Net cash used in investing activities	(525,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Proceeds received from initial public offering	525,000,000
Payment of offering costs	(11,352,835)
Proceeds received from private placement	17,500,000
Net cash provided by financing activities	531,172,165

Net change in cash	4,615,094

Cash - beginning of the period	-
Cash - end of the period	$4,615,094

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B common stock	$25
Offering costs included in accrued expenses	$57,167
Offering costs charged to additional paid-in capital in connection with the initial public offering	$910,003
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$18,375,000
Initial value of Class A common stock subject to possible redemption	$446,070,590
Change in value of Class A common stock subject to possible redemption	$(15,364,520)

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1—Description of Organization, Business Operations and Basis of Presentation

Health Assurance Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on September 8, 2020. On October 23, 2020, the Company effected a name change to Health Assurance Acquisition Corp. from Healthcare Assurance Acquisition Corp. The Company’s initial stockholders were: HAAC Sponsor, LLC (the “Sponsor”), a wholly-owned subsidiary of General Catalyst Group X—Early Venture, L.P., a Delaware limited partnership, Health Assurance Economy Foundation, a charitable foundation (“Foundation”), and any other holders of Alignment Shares (as described in Note 8) immediately prior to the offering; collectively, “Initial Stockholders.”

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 52,500,000 SAILSM Securities, including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, and incurring offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,666,666 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), including 333,333 warrants as a result of the underwriters’ exercise in part of their over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement with the Sponsor and certain directors of the Company (the “Private Placement Warrants Purchasers”), generating gross proceeds of $17.5 million (Note 5).

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

The Initial Stockholders, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Alignment Shares (as defined in Note 5) and Public Shares they hold in connection with the completion of the Initial Business Combination, (ii) waive their redemption rights with respect to any Alignment Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination within the Business Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-combination transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if the Company fails to complete the an Initial Business Combination within 24 months of the Business Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an Initial Business Combination within the Business Combination Period).

Basis of Presentation

The accompanying balance sheet is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from September 8, 2020 (inception) through December 31, 2020 (the “Affected Period”), is restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $4.6 million in its operating bank account and working capital of approximately $2.7 million.

Prior to December 31, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares (as defined in Note 5) and proceeds from a loan of $300,000 pursuant to a Note from the Sponsor. The Company repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 —Restatement Of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A common stock that the Company issued in November 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued the Public Statement. In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 17, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the Public Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on November 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$531,093,139	$-	$531,093,139
Liabilities and stockholders’ equity
Total current liabilities	$3,366,236	$-	$3,366,236
Deferred underwriting commissions in connection with the initial	18,375,000	-	18,375,000
public offering

Derivative warrant liabilities	-	73,645,830	73,645,830
Total liabilities	21,741,236	73,645,830	95,387,066
Class A common stock, $0.0001 par value; shares subject to	504,351,900	(73,645,830)	430,706,070
possible redemption

Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	206	737	943
Class B common stock - $0.0001 par value	263	-	263
Additional paid-in-capital	8,387,629	28,468,836	36,856,465
Accumulated deficit	(3,388,095)	(28,469,573)	(31,857,668)
Total stockholders’ equity	5,000,003	-	5,000,003
Total liabilities and stockholders’ equity	$531,093,139	$-	$531,093,139

	Period From September 8, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(3,452,764)	$-	$(3,452,764)
Other (expense) income:
Loss on issuance of Private Placement Warrants	0	(14,700,000)	(14,700,000)
Financing costs - derivative warrant liabilities	-	(1,723,743)	(1,723,743)
Change in fair value of derivative warrant liabilities	-	(12,045,830)	(12,045,830)
Gain on investments held in Trust Account	65,532	-	65,532
Loss before income tax expense	(3,387,232)	(28,469,573)	(31,856,805)
Income tax expense	863	-	863
Net loss	$(3,388,095)	$(28,469,573)	$(31,857,668)

Basic and Diluted weighted-average Class A common shares outstanding	52,500,000	-	52,500,000
Basic and Diluted net income per Class A common shares	$-	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	2,556,818	-	2,556,818
Basic and Diluted net loss per Class B common shares	$(1.33)	$(11.13)	$(12.46)

	Period From September 8, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(3,388,095)	$(28,469,573)	$(31,857,669)
Loss on sale of Private Placement Warrants	$0	$14,700,000	$14,700,000
Change in fair value of derivative warrant liabilities	$-	$12,045,830	$12,045,830
Financing Costs - derivative warrant liabilities	$-	$1,723,743	$1,723,743
Initial value of Class A common stock subject to possible redemption	$507,670,590	$(61,600,000)	$446,070,590
Change in fair value of Class A common stock subject to possible redemption	$(3,318,689)	$(12,045,831)	$(15,364,520)

In addition, the impact to the balance sheet dated November 17, 2020, filed on Form 8-K on November 23, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $61.6 million increase to the derivative warrant liabilities line item at November 17, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item, as well as an increase to additional paid-in capital of $16.4 million and a decrease to accumulated deficit of $16.4 million. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Accordingly, the actual results could differ significantly from those estimates.

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 43,070,607 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.7 million is included in financing cost - derivative warrant liabilities in the statement of operations and $29.81 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was approximately $3,000 for the period from September 8, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $31.9 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 13,125,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering and simultaneously issued 11,666,666 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants was calculated using an option pricing model. The inputs utilized to calculate the value of an option pricing model are (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset, and (vi) the assumed time to a liquidity event. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Note 4—Initial Public Offering

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

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company 13,125,000 and 11,666,666 Public Warrants and Private Warrants outstanding, respectively.

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

Note 8—Stockholders’ Equity

Class A Common Stock —The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 52,500,000 shares of Class A common stock outstanding, and 43,070,607 shares of Class A common stock subject to possible redemption, which are classified as temporary equity in the accompanying balance sheet.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,065,532	$-	$-
Liabilities:
Derivative warrant liabilities - public	$-	$-	$34,912,500
Derivative warrant liabilities - private	$-	$-	$38,733,330
	$525,065,532	$-	$73,645,830

Level 1 instruments include investments in mutual funds invested in government securities.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from September 8, 2020 (inception) through December 31, 2020.

The fair value of Public Warrants was calculated using an option pricing model. The inputs utilized to calculate the value of an option pricing model are (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset, and (vi) the assumed time to a liquidity event. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. For the period from September 8, 2020 (inception) until December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $12 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair values of the Private Placement Warrants, and the Public Warrants are determined using Level 3 inputs. Inherent in the Black-Scholes Option Pricing Model and the Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of November 17, 2020	As of December 31, 2020
Volatility	40.0%	40.0%
Stock price	$10.00	$10.36
Expected life of the options to convert	5	5
Risk-free rate	0.60%	0.55%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 8, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 18, 2020 (inception)	$-
Issuance of Public and Private Warrants	61,600,000
Change in fair value of derivative warrant liabilities	12,045,830
Derivative warrant liabilities at December 31, 2020	$73,645,830

Note 10—Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$863
State	-
Deferred
Federal	(712,182)
State	-
Valuation allowance	(712,182)
Income tax provision	$863

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$712,182
Total deferred tax assets	712,182
Valuation allowance	(712,182)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 8, 2020 (date of inception) to December 31, 2020, the valuation allowance was approximately $3.8 million.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(7.9)%
Financing costs - derivative warrant liabilities	(1.1)%
Loss on issuance of Private Placement Warrants	(9.7)%
Change in valuation allowance	(2.3)%
Effective Tax Rate	0.0%

Note 11—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 26, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.