Form 10-Q
period 2021-03-31
Health Assurance Acquisition Corp.
filed 2021-06-15
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 14, 2021, 52,500,000 shares of Class A common stock, par value $0.0001, and 2,625,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HEALTH ASSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$3,088,358	$4,615,094
Prepaid expenses	1,271,776	1,412,513
Total current assets	4,360,134	6,027,607
Investments held in Trust Account	525,217,848	525,065,532
Total Assets	$529,577,982	$531,093,139

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$310,105	$24,827
Accrued expenses	2,408,000	3,279,126
Franchise tax payable	33,237	61,420
Income tax payable	32,850	863
Total current liabilities	2,784,192	3,366,236
Deferred legal fees	2,800,976	-
Deferred underwriting commissions in connection with the initial public offering	18,375,000	18,375,000
Derivative warrant liabilities	72,041,660	73,645,830
Total liabilities	96,001,828	95,387,066

Commitments and Contingencies

Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 42,857,615 and 43,070,607 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	428,576,150	430,706,070

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 9,642,385 and 9,429,393 issued and outstanding (excluding 42,857,615 and 43,070,607 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	964	943
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	263	263
Additional paid-in capital	38,986,364	36,856,465
Accumulated deficit	(33,987,587)	(31,857,668)
Total stockholders' equity	5,000,004	5,000,003
Total Liabilities and Stockholders' Equity	$529,577,982	$531,093,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2021

General and administrative expenses	$3,552,502
General and administrative expenses - related party	301,917
Loss from operations	(3,854,419)
Change in fair value of derivative warrant liabilities	1,604,170
Gain on investments held in Trust Account	152,316
Income before income tax expense	(2,097,933)
Income tax expense	31,986
Net loss	$(2,129,919)

Weighted average shares outstanding of Class A redeemable common stock	52,500,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00
Weighted average shares outstanding of Class B nonredeemable common stock	2,625,000
Basic net loss per share, Class B nonredeemable common stock	$(0.86)
Diluted weighted average shares outstanding of Class A and Class B nonredeemable common stock	$3,398,521
Diluted net loss per share, Class A and Class B nonredeemable common stock	$(1.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	9,429,393	$943	2,625,000	$263	$36,856,465	$(31,857,668)	$5,000,003
Class A common stock subject to possible redemption	212,992	21	-	-	2,129,899	-	2,129,920
Net loss	-	-	-	-	-	(2,129,919)	(2,129,919)
Balance - March 31, 2021 (unaudited)	9,642,385	$964	2,625,000	$263	$38,986,364	$(33,987,587)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(2,129,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,604,170)
Gain on investments held in Trust Account	(152,316)
Changes in operating assets and liabilities:
Prepaid expenses	140,737
Accounts payable	285,278
Accrued expenses	(871,126)
Franchise tax payable	(28,183)
Income tax payable	31,987
Deferred legal fees	2,800,976
Net cash used in operating activities	(1,526,736)

Net change in cash	(1,526,736)

Cash - beginning of the period	4,615,094
Cash - end of the period	$3,088,358

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$2,129,920

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through March 31,2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form or interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10KA filed by the Company with the SEC on May 26, 2021.

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $3.1 million in cash and working capital of approximately $1.6 million.

Prior to the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and proceeds from a loan of $300,000 pursuant to a note agreement from the Company’s Sponsor (the “Note”). We repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with working capital loans. As of the date of this filing, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of March 31, 2021, the Company does not have sufficient liquidity to meet its obligations in the next twelve months. However, management has determined that it has access to funds from the Sponsor that are sufficient to fund its working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and income taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2021 and December 31, 2020, 42,857,615 and 43,070,607 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as a long term liability due to the uncertain nature of the closing of a Business Combination and its encumbrance to the Trust Account.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. Share settlement of the Company's warrants to purchase an aggregate of 24,791,666 shares of Class A nonredeemable common stock at a price of $11.50 was presumed for the calculation of diluted earnings per Class A and Class B nonredeemable share because it is more dilutive than the cash settlement alternative. Under this assumption, the contract is settled in common shares, and the effect of the liability classification (change in fair value of derivative warrant liability) is reversed as a numerator adjustment. Potentially dilutive weighted average shares of 773,521 are included in the denominator.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for shares of Class A redeemable common stock is calculated by dividing the income earned on investments held in the Trust Account of approximately $152,000, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account of approximately $32,000, which was a net of approximately $120,000 for the period for the three months ended March 31, 2021, by the weighted average number of Class A redeemable common stock outstanding for the period. There are no securities that can convert into redeemable Class A shares which would cause dilution and share in the earnings.

Net loss per share of common stock, basic for shares of Class B nonredeemable common stock is calculated by dividing the net loss of approximately $2.1 million and $0, less income attributable to Class A redeemable common stock by the weighted average number of Class B nonredeemable common stock outstanding for the period. Net loss per share of common stock, diluted for shares of Class A nonredeemable common stock and Class B nonredeemable common stock, is calculated by dividing the net loss of approximately $3.9 million (including the $1.6 million of the effect of liability classification) less income attributable to Class A redeemable common stock, divided by the weighted average diluted shares of Class A nonredeemable common stock and Class B nonredeemable common stock outstanding for the period.

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

The Company issued 13,125,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering and simultaneously issued 11,666,666 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants was calculated using an option pricing model. The inputs utilized to calculate the value of an option pricing model are (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset, and (vi) the assumed time to a liquidity event. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $809,000 and $712,000, respectively, with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s accompanying unaudited condensed financial statements.

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

Related Party Loans

On September 24, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest on the earlier of January 31, 2021, or the completion of the Initial Public Offering. No amounts were outstanding under the Note as of March 31, 2021. Through the date of the Initial Public Offering, the Company borrowed $300,000 under the Note. The Company fully repaid the Note on November 18, 2020.

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

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team $10,000 per month. For the three months ended March 31, 2021, the Company incurred $30,000 of expenses for these services included in general and administrative expenses – related party on the accompanying unaudited condensed statement of operations. Amounts payable for such services as of March 31, 2021 and December 31, 2021 were $50,000 and $30,000, respectively, and included as accrued expenses on the accompanying unaudited condensed balance sheets.

In addition, each independent director receives quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the three months ended March 31, 2021, $271,917 of these director fees are included in general and administrative expenses – related party on the accompanying unaudited condensed statement of operations. Amounts payable for such services were $0 and approximately $99,000 as of March 31, 2021 and December 31, 2020, respectively, and included as accrued expenses on the accompanying unaudited condensed balance sheets.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As of March 31, 2021, no amounts were incurred or paid.

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

Deferred Legal Fees

The Company entered into an agreement to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of March 31, 2021 and December 31, 2020, the Company recorded an aggregate of approximately $2.8 million and $0 in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

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

Note 7— Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2020, the Company has 13,125,000 and 11,666,666 Public Warrants and Private Warrants outstanding, respectively.

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

Note 8 - Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 52,500,000 shares of Class A common stock outstanding, which includes 42,857,615 and 43,070,607 shares of Class A common stock subject to possible redemption, respectively, which are classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, 2,625,000 shares of Class B common stock were issued and outstanding.

On the last day of each measurement period (as defined below), which will occur annually over ten fiscal years following consummation of an Initial Business Combination (and, with respect to any measurement period in which there is a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 262,500 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of the Company’s Class A common stock (“conversion shares”), as follows:

•	if the sum (such sum, the “Total Return”) of (i) the volume weighted average price of the shares of Class A common stock of the last fiscal quarter of the applicable measurement period, as further described in the Company’s registration statement for its Initial Public Offering (the “VWAP”), of shares of the Company’s Class A common stock for such final fiscal quarter in such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of the Company’s Class A common stock on the record date for which is on or prior to the last day of the measurement period does not exceed the Price Threshold (as defined below), the number of conversion shares for such measurement period will be 2,625 shares of Class A common stock;

•	if the Total Return exceeds the Price Threshold but does not exceed an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,625 shares of Class A common stock and (ii) 20% of the difference between the Total Return and the Price Threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of shares of Class A common stock immediately after the closing of the Initial Public Offering (including any exercise of the underwriters’ over-allotment option) and (y) if in connection with the Initial Business Combination there are issued any shares of Class A Common Stock or securities (other than the Public Warrants and the Private Placement Warrants) issued by the Company and/or any entities that (after giving effect to completion of the Initial Business Combination) are subsidiaries of the Company that are directly or indirectly convertible into or exercisable for shares of Class A common stock, or for a cash settlement value in lieu thereof (“PIPE Securities”), the number of shares of Class A common stock so issued, and the maximum number of shares of Class A common stock issuable (whether settled in shares or in cash) upon conversion or exercise of any such PIPE Securities, divided by (B) the Total Return; and

•	if the Total Return exceeds an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,625 shares of Class A common stock and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the Price Threshold and the Price Threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the Price Threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

•	The term “measurement period” means (i) the period of four fiscal quarters ending with, and including, the last fiscal quarter of the fiscal year in which the Company consummates its Initial Business Combination and (ii) each of the nine successive four-fiscal-quarter periods.

•	The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions).

•	The foregoing calculations will be based on the Company’s fiscal year and fiscal quarters, which may change as a result of an Initial Business Combination. Each conversion of Alignment Shares will apply to the holders of Alignment Shares on a pro rata basis. If, upon conversion of any Alignment Shares, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to such holder.

•	The conversion shares will be deliverable no later than the tenth day following the last day of each applicable measurement period. The conversion shares will be delivered no later than 10:00 a.m., New York City time, on the date of issuance. The Company is required to publicly announce the number of conversion shares to be issued no less than two business days prior to issuance.

•	For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding, take certain actions such as to (i) amend, alter or repeal any provision of the Company’s amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Company’s shares of Class B common stock, (ii) change the Company’s fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of the Company’s capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets measured in accordance with GAAP or the accounting standards then used by the Company in the preparation of its financial statements, (vii) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the shares of Class A common stock are then listed, (viii) make a rights offering to all or substantially all holders of any class of the Company’s common stock or (iv) issue additional shares of Class B common stock. As a result, the holders of the Alignment Shares may be able to prevent the Company from taking such actions that the Board believes is in the Company’s interest.

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,217,848	$-	$-
Liabilities:
Derivative warrant liabilities - public	$34,125,000	$-	$-
Derivative warrant liabilities - private	$-	$-	$37,916,660
	$559,342,848	$-	$37,916,660

December 31, 2020

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,065,532	$-	$-
Liabilities:
Derivative warrant liabilities - public	$-	$-	$34,912,500
Derivative warrant liabilities - private	$-	$-	$38,733,330
	$525,065,532	$-	$73,645,830

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021 as the Public Warrants were separately listed and traded in January 2021.

Level 1 instruments include investments in U.S Treasury Securities invested in government securities and, as of March 31, 2021, the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of the Public Warrants at March 31, 2021 is measured utilizing the listed trading price.

As of December 31, 2020, the fair value of Public Warrants was calculated using a Black-Scholes option pricing model. The fair value of Private Warrants as of March 31, 2021 and December 31, 2020 was estimated using the Black-Scholes Option Pricing Model. The inputs utilized to calculate the value of an option pricing model are (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset, and (vi) the assumed time to a liquidity event.

For the period for the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an decrease in the fair value of liabilities of approximately $1.6 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair values of the Private Placement Warrants, and the Public Warrants at December 31, 2020 were determined using Level 3 inputs. Inherent in the Black-Scholes Option Pricing Model and the Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 31, 2020	As of March 31, 2021
Volatility	40.0%	39.6%
Stock price	$10.36	$10.22
Expected life of the options to convert	5	5
Risk-free rate	0.55%	0.92%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the periods of from December 31, 2020 through March 31, 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2020	$73,645,830
Transfer of Public Warrants out of Level 3	(34,912,500)
Change in fair value of derivative Private warrant liabilities - Level 3 measurement	(816,670)
Derivative warrant liabilities at March 31, 2021 - Level 3	$37,916,660

Note 10—Subsequent Events

Management has evaluated subsequent events that occurred after the balance sheet date to determine if events or transactions occurring through June 15, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Results of Operations

Our entire activity from September 8, 2020 (inception) through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $2.1 million, which consisted of approximately $1.6 million in change of fair value of derivative warrant liabilities, and approximately $152,000 of gain on investments held in a Trust Account, partially offset $3.6 million of general and administrative expenses, approximately $302,000 of general and administrative expenses – related party, and approximately $32,000 of income tax expense.

Liquidity and Going Concern

As of March 31, 2021, the Company had $3.1 million in cash and working capital of approximately $1.6 million.

Prior to September 30, 2020, our liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and proceeds from a loan of $300,000 pursuant to a note agreement from the Company’s Sponsor (the “Note”). We repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with working capital loans. As of the date of this filing, there were no amounts outstanding under any working capital loans.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of March 31, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, we have determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income from investments held in Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2021 and December 31, 2021, 42,857,615 and 43,070,607 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We issued 13,125,000 warrants to purchase Class A common stock, including Over-Allotment Units, to investors in our Initial Public Offering and issued 11,666,666 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants was calculated using an option pricing model. The inputs utilized to calculate the value of an option pricing model are (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset, and (vi) the assumed time to a liquidity event. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. Share settlement of our warrants to purchase an aggregate of 24,791,666 shares of Class A nonredeemable common stock at a price of $11.50 was presumed for the calculation of diluted earnings per Class A and Class B nonredeemable share because it is more dilutive than the cash settlement alternative. Under this assumption, the contract is settled in common shares, and the effect of the liability classification (change in fair value of derivative warrant liability) is reversed as a numerator adjustment. Potentially dilutive weighted average share of 773,521 are included in the denominator.

Our unaudited condensed statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for shares of Class A redeemable common stock is calculated by dividing the income earned on investments held in the Trust Account of approximately $152,000, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account of approximately $32,000, which was a net of approximately $120,000 for the period for the three-month ended March 31, 2021, by the weighted average number of Class A redeemable common stock outstanding for the period. There are no securities that can convert into redeemable Class A shares which would cause dilution and share in the earnings.

Net loss per share of common stock, basic and diluted for shares of Class B nonredeemable common stock is calculated by dividing the net loss of approximately $2.1 million, less income attributable to Class A redeemable common stock by the weighted average number of Class B nonredeemable common stock outstanding for the period. Net loss per share of common stock, diluted for shares of Class A nonredeemable common stock, as discussed above, and Class B nonredeemable common stock, is calculated by dividing the net loss of approximately $3.9 million (including the $1.6 million of the effect of liability classification) less income attributable to Class A redeemable common stock, divided by the weighted average of Class A nonredeemable common stock and Class B nonredeemable common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since first issuance in November 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC staff issued a statement in which the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the statement of the SEC staff, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting for instruments that have an equity and liability component. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10KA filed with the SEC on May 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

None

Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of June 2021.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)