Form 10-Q
period 2021-06-30
Health Assurance Acquisition Corp.
filed 2021-08-11
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, 52,500,000 shares of Class A common stock, par value $0.0001, and 2,625,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HEALTH ASSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,857,743	$4,615,094
Prepaid expenses	1,063,724	1,412,513
Total current assets	2,921,467	6,027,607
Investments held in Trust Account	525,229,304	525,065,532
Total Assets	$528,150,771	$531,093,139

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$39,063	$24,827
Accrued expenses	2,438,000	3,279,126
Franchise tax payable	71,846	61,420
Income tax payable	24,785	863
Total current liabilities	2,573,694	3,366,236
Deferred legal fees	2,800,976	—
Deferred underwriting commissions in connection with the initial public offering	18,375,000	18,375,000
Derivative warrant liabilities	46,375,000	73,645,830
Total liabilities	70,124,670	95,387,066

Commitments and Contingencies (Note 5)

Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 45,302,610 and 43,070,607 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	453,026,100	430,706,070

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 7,197,390 and 9,429,393 issued and outstanding (excluding 45,302,610 and 43,070,607 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	719	943
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	263	263
Additional paid-in capital	14,536,659	36,856,465
Accumulated deficit	(9,537,640)	(31,857,668)
Total stockholders' equity	5,000,001	5,000,003
Total Liabilities and Stockholders' Equity	$528,150,771	$531,093,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021

General and administrative expenses	$906,371	$4,458,873
General and administrative expenses - related party	280,000	581,917
Franchise tax expense	49,863	49,863
Loss from operations	(1,236,234)	(5,090,653)
Change in fair value of derivative warrant liabilities	25,666,660	27,270,830
Gain on investments held in Trust Account	11,456	163,772
Income before income tax expense	24,441,882	22,343,949
Income tax (benefit) expense	(8,065)	23,921
Net income	$24,449,947	$22,320,028

Weighted average shares outstanding of Class A redeemable common stock	52,500,000	52,500,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00
Weighted average shares outstanding of Class B nonredeemable common stock	2,625,000	2,625,000
Basic net income per share, Class B nonredeemable common stock	$9.31	$8.47

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	9,429,393	$943	2,625,000	$263	$36,856,465	$(31,857,668)	$5,000,003
Class A common stock subject to possible redemption	212,992	21	—	—	2,129,899	—	2,129,920
Net loss	—	—	—	—	—	(2,129,919)	(2,129,919)
Balance - March 31, 2021 (unaudited)	9,642,385	$964	2,625,000	$263	$38,986,364	$(33,987,587)	$5,000,004
Class A common stock subject to possible redemption	(2,444,995)	(245)	—	—	(24,449,705)	—	(24,449,950)
Net income	—	—	—	—	—	24,449,947	24,449,947
Balance - June 30, 2021 (unaudited)	7,197,390	$719	2,625,000	$263	$14,536,659	$(9,537,640)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$22,320,028
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(27,270,830)
Gain on investments held in Trust Account	(163,772)
Changes in operating assets and liabilities:
Prepaid expenses	348,789
Accounts payable	14,236
Accrued expenses	(841,126)
Franchise tax payable	10,426
Income tax payable	23,922
Deferred legal fees	2,800,976
Net cash used in operating activities	(2,757,351)

Net change in cash	(2,757,351)

Cash - beginning of the period	4,615,094
Cash - end of the period	$1,857,743

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$22,320,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Health Assurance Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on September 8, 2020. The Company’s initial stockholders were: HAAC Sponsor, LLC (the “Sponsor”), a wholly owned subsidiary of General Catalyst Group X—Early Venture, L.P., a Delaware limited partnership, Health Assurance Economy Foundation, a charitable foundation (“Foundation”), and any other holders of Alignment Shares (as described in Note 4) immediately prior to the offering, collectively, “Initial Stockholders.”

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through June 30,2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form or interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $1.9 million in cash and working capital of approximately $348,000.

Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and proceeds from a loan of $300,000 pursuant to a note

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

agreement from the Company’s Sponsor (the “Note”). The Company repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor may, but is not obligated to, provide the Company with working capital loans. As of the date of this filing, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of June 30, 2021, the Company does not have sufficient liquidity to meet its obligations in the next twelve months. However, management has determined that it has access to funds from the Sponsor that are sufficient to fund its working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 26, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2021 or December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets, other than the derivative warrant liabilities.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of Public Warrants was initially calculated using an modified Black-Scholes option pricing model, and subsequent to their being separately listed and traded, the Public Warrants are measured their market price. The fair value of Private Warrants was calculated using a modified Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2020, 45,302,610 and 43,070,607 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $1.1 million and $0.7 million, respectively, with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income per share for Class A redeemable common stock in a manner similar to the two-class method of net income per common stock. Net income per common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the gain on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable common stock outstanding for the periods. Net income per common stock, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For the Three	For the Six Months
	Months Ended	Ended June 30,
	June 30, 2021	2021
Class A redeemable common stock
Numerator: Income allocable to Class A redeemable common stock
Gain on investments held in Trust Account	$11,456	$163,772
Less: Company's portion available to be withdrawn to pay taxes	(11,456)	(73,784)
Net income attributable	$—	$89,988
Denominator: Weighted average Class A redeemable common stock
Basic and diluted weighted average shares outstanding, Class A redeemable common stock	52,500,000	52,500,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Class B non-redeemable common stock
Numerator: Net income minus net income allocable to Class A redeemable common stock
Net income	$24,449,947	$22,320,028
Net income allocable to Class A redeemable common stock	—	(89,988)
Net income attributable	$24,449,947	$22,230,040
Denominator: weighted average Class B non-redeemable common stock
Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock	2,625,000	2,625,000
Basic and diluted net income per share, Class B non-redeemable common stock	$9.31	$8.47

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On September 24, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest on the earlier of January 31, 2021, or the completion of the Initial Public Offering. Through the date of the Initial Public Offering, the Company borrowed $300,000 under the Note. The Company fully repaid the Note on November 18, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

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

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team $10,000 per month. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 of expenses for these services included in general and administrative expenses – related party on the accompanying unaudited condensed statements of operations, respectively. Amounts payable for such services as of June 30, 2021 and December 31, 2021 were $60,000 and $30,000, respectively, and included as accrued expenses on the accompanying condensed balance sheets.

In addition, each independent director receives quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the three and six months ended June 30, 2021, $250,000 and $521,907 of these director fees are included in general and administrative

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

expenses – related party on the accompanying unaudited condensed statements of operations, respectively. No amounts were payable as of June 30, 2021 and December 31, 2020.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As for the three and six months ended June 30, 2021, no amounts were incurred or paid.

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

Deferred Legal Fees

The Company entered into an agreement to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of June 30, 2021 and December 31, 2020, the Company recorded an aggregate of approximately $2.8 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

Note 6— Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company has 13,125,000 and 11,666,666 Public Warrants and Private Warrants outstanding, respectively.

No fractional Public Warrants will be issued upon separation of the SAILSM Securities and only whole Public Warrants will trade. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share,

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

●	if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $45.00 per share for any 20 trading days within a 30-trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 52,500,000 shares of Class A common stock outstanding, which includes 45,302,610 and 43,070,607 shares of Class A common stock subject to possible redemption, respectively, which are classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, 2,625,000 shares of Class B common stock were issued and outstanding.

On the last day of each measurement period (as defined below), which will occur annually over ten fiscal years following consummation of an Initial Business Combination (and, with respect to any measurement period in which there is a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 262,500 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of the Company’s Class A common stock (“conversion shares”), as follows:

●	if the sum (such sum, the “Total Return”) of (i) the volume weighted average price of the shares of Class A common stock of the last fiscal quarter of the applicable measurement period, as further described in the Company’s registration statement for its Initial Public Offering (the “VWAP”), of shares of the Company’s Class A common stock for such final fiscal quarter in such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of the Company’s Class A common stock on the record date for which is on or prior to the last day of the measurement period does not exceed the Price Threshold (as defined below), the number of conversion shares for such measurement period will be 2,625 shares of Class A common stock;
●	if the Total Return exceeds the Price Threshold but does not exceed an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,625 shares of Class A common stock and (ii) 20% of the difference between the Total Return and the Price Threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of shares of Class A common stock immediately after the closing of the Initial Public Offering (including any exercise of the underwriters’ over-allotment option) and (y) if in connection with the Initial Business Combination there are issued any shares of Class A common stock or securities (other than the Public Warrants and the Private Placement Warrants) issued by the Company and/or

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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
●	if the Total Return exceeds an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,625 shares of Class A common stock and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the Price Threshold and the Price Threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the Price Threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.
●	The term “measurement period” means (i) the period of four fiscal quarters ending with, and including, the last fiscal quarter of the fiscal year in which the Company consummates its Initial Business Combination and (ii) each of the nine successive four-fiscal-quarter periods.
●	The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions).
●	The foregoing calculations will be based on the Company’s fiscal year and fiscal quarters, which may change as a result of an Initial Business Combination. Each conversion of Alignment Shares will apply to the holders of Alignment Shares on a pro rata basis. If, upon conversion of any Alignment Shares, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to such holder.
●	The conversion shares will be deliverable no later than the tenth day following the last day of each applicable measurement period. The conversion shares will be delivered no later than 10:00 a.m., New York City time, on the date of issuance. The Company is required to publicly announce the number of conversion shares to be issued no less than two business days prior to issuance.
●	For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding, take certain actions such as to (i) amend, alter or repeal any provision of the Company’s amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Company’s shares of Class B common stock, (ii) change the Company’s fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of the Company’s capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets measured in accordance with GAAP or the accounting standards then used by the Company in the preparation of its financial statements, (vii) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the shares of Class A common stock are then listed, (viii) make a rights offering to all or substantially all holders of any class of the Company’s common stock or (iv) issue additional shares of Class B common stock. As a result, the holders of the Alignment Shares may be able to prevent the Company from taking such actions that the Board believes is in the Company’s interest.

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,229,304	$—	$—
Liabilities:
Derivative warrant liabilities - public	$23,625,000	$—	$—
Derivative warrant liabilities - private	$—	$—	$22,750,000
	$548,854,304	$—	$22,750,000

December 31, 2020

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,065,532	$—	$—
Liabilities:
Derivative warrant liabilities - public	$—	$—	$34,912,500
Derivative warrant liabilities - private	$—	$—	$38,733,330
	$525,065,532	$—	$73,645,830

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in January 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants at June 30, 2021. As of December 31, 2020, the fair value of Public Warrants was calculated using a modified Black-Scholes option pricing model. The fair value of Private Warrants as of June 30, 2021 and December 31, 2020 was estimated using the modified Black-Scholes Option Pricing Model.

For the period for the three and six months ended June 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $25.7 million and $27.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair values of the Private Placement Warrants were determined using Level 3 inputs. Inherent in the Black-Scholes Option Pricing Model and the Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 31, 2020	As of March 31, 2021	As of June 30, 2021
Volatility	40.0%	39.6%	26.1%
Stock price	$10.36	$10.22	$10.01
Expected life of the options to convert	5	5	5
Risk-free rate	0.55%	0.92%	0.87%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the periods of from December 31, 2020 through June 30, 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2020	$73,645,830
Transfer of Public Warrants out of Level 3	(34,912,500)
Change in fair value of derivative warrant liabilities - Level 3 measurement	(816,670)
Derivative warrant liabilities at March 31, 2021 - Level 3	$37,916,660
Change in fair value of derivative warrant liabilities - Level 3 measurement	(15,166,660)
Derivative warrant liabilities at June 30, 2021 - Level 3	$22,750,000

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred from June 30, 2021 up to the date condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity from September 8, 2020 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $24.4 million, which consisted of approximately $25.7 million in change of fair value of derivative warrant liabilities, and approximately $11,000 of gain on investments held in a Trust Account, partially offset approximately $906,000 of general and administrative expenses and approximately $280,000 of general and administrative expenses – related party and approximately $8,000 of income tax expense.

For the six months ended June 30, 2021, we had net income of approximately $22.3 million, which consisted of approximately $27.3 million in change of fair value of derivative warrant liabilities, and approximately $164,000 of gain on investments held in a Trust Account, partially offset approximately $4.5 million of general and administrative expenses, approximately $582,000 of general and administrative expenses – related party, and approximately $24,000 of income tax expense.

Liquidity and Going Concern

As of June 30, 2021, the Company had $1.9 million in cash and working capital of approximately $348,000.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of June 30, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, we have determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

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

Registration Rights

The holders of the Alignment Shares, Private Placement Warrants, and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon conversion of Working Capital Loans and upon conversion of the Alignment Shares) are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 7,500,000 additional SAILSM Securities, consisting of 7,500,000 shares of Class A common stock and 1,875,000 redeemable warrants, to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. The warrants that would be issued in connection with the over-allotment SAILSM Securities are identical to the Public Warrants, subject to certain limited exceptions, and have no net cash settlement provisions. On November 17, 2020, the underwriters exercised the over-allotment option in part to purchase 2,500,000 additional SAILSM Securities.

The underwriters were entitled to an underwriting discount of $0.20 per SAILSM Security, or $10.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per SAILSM Security, or $17.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the sale of SAILSM Securities pursuant to the over-allotment option exercised on November 17, 2020, the underwriters were entitled to an aggregate of approximately $0.5 million in fees payable upon closing and additional deferred underwriting commissions of approximately $0.9 million.

Deferred Legal Fees

We entered into an agreement to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of June 30, 2021 and December 31, 2020, we recorded an aggregate of approximately $2.8 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2021, 45,302,610 and 43,070,607 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of our financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in our statement of operations. The fair value of Public Warrants was initially calculated using an modified Black-Scholes option pricing model, and subsequent to their being separately listed and traded, the Public Warrants are measured their market price. The fair value of Private Warrants was calculated using a modified Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.  Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

Our condensed statements of operations include a presentation of net income per share for Class A redeemable common stock in a manner similar to the two-class method of net income per common stock. Net income per common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the gain on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable common stock outstanding for the periods. Net income per common stock, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B redeemable common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

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

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part II, Item 9A of our Form 10K/A for the period December 31, 2020 filed with the SEC on May 26, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, other than described within, that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2021.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)