Form 10-Q
period 2021-09-30
Health Assurance Acquisition Corp.
filed 2021-11-12
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 52,500,000 shares of Class A common stock, par value $0.0001, and 2,625,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021(unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from September 8, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for The Three and Nine Months Ended September 30,2021 and for the period from September 8, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 8, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HEALTH ASSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,520,094	$4,615,094
Prepaid expenses	853,630	1,412,513
Total current assets	2,373,724	6,027,607
Investments held in Trust Account	525,236,847	525,065,532
Total Assets	$527,610,571	$531,093,139

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$11,123	$24,827
Accrued expenses	2,470,500	3,279,126
Franchise tax payable	122,257	61,420
Income tax payable	15,783	863
Total current liabilities	2,619,663	3,366,236
Deferred legal fees	5,643,924	-
Deferred underwriting commissions in connection with the initial public offering	18,375,000	18,375,000
Derivative warrant liabilities	24,777,080	73,645,830
Total liabilities	51,415,667	95,387,066

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 700,000,000 shares authorized; 52,500,000 shares at $10.00 per share at September 30, 2021 and December 31, 2020	525,000,000	525,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	263	263
Additional paid-in capital	—	—
Accumulated deficit	(48,805,359)	(89,294,190)
Total stockholders’ deficit	(48,805,096)	(89,293,927)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$527,610,571	$531,093,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For The Period From
			September 8, 2020
	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020

General and administrative expenses	$3,115,251	$7,574,124	$1,000
General and administrative expenses - related party	280,000	861,917	-
Franchise tax expense	50,411	100,274	12,105
Loss from operations	(3,445,662)	(8,536,315)	(13,105)
Change in fair value of derivative warrant liabilities	21,597,920	48,868,750	-
Gain on investments held in Trust Account	7,543	171,315	-
Income before income tax expense	18,159,801	40,503,750	(13,105)
Income tax (benefit) expense	(9,002)	14,919	-
Net income (loss)	$18,168,803	$40,488,831	$(13,105)

Weighted average shares outstanding of Class A common stock	52,500,000	52,500,000	-
Basic and diluted net income per share, Class A common stock	$0.33	$0.73	$-
Weighted average shares outstanding of Class B common stock	2,625,000	2,625,000	2,500,000
Basic and Diluted net income per share, Class B common stock	$0.33	$0.73	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021 and For the Period From September 8, 2020 (inception) through September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)
Net loss	—	—	—	—	—	(2,129,919)	(2,129,919)
Balance - March 31, 2021 (unaudited)	—	—	2,625,000	263	—	(91,424,109)	(91,423,846)
Net income	—	—	—	—	—	24,449,947	24,449,947
Balance - June 30, 2021 (unaudited)	—	—	2,625,000	263	—	(66,974,162)	(66,973,899)
Net income	—	—	—	—	—	18,168,803	18,168,803
Balance - September 30, 2021 (unaudited)	—	$—	2,625,000	$263	$—	$(48,805,359)	$(48,805,096)

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance - September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders (1)	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(13,105)	(13,105)
Balance - September 30, 2020 (unaudited)	—	$—	2,875,000	$288	$24,712	$(13,105)	$11,895

(1)Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
		September 8, 2020
	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$40,488,831	$(13,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(48,868,750)	—
Gain on investments held in Trust Account	(171,315)	—
Changes in operating assets and liabilities:
Prepaid expenses	558,883	—
Accounts payable	(13,704)	—
Accrued expenses	(808,626)	1,000
Franchise tax payable	60,837	12,105
Income tax payable	14,920	—
Deferred legal fees	5,643,924	—
Net cash used in operating activities	(3,095,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(3,095,000)	25,000

Cash - beginning of the period	4,615,094	—
Cash - end of the period	$1,520,094	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$263,496
Offering costs included in accounts payable	$—	$120,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Health Assurance Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on September 8, 2020. The Company’s initial stockholders were: HAAC Sponsor, LLC (the “Sponsor”), a wholly owned subsidiary of General Catalyst Group X-Early Venture, L.P., a Delaware limited partnership, Health Assurance Economy Foundation, a charitable foundation (“Foundation”), and any other holders of Alignment Shares (as described in Note 4) immediately prior to the offering, collectively, “Initial Stockholders.”

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $1.5 million in cash and working capital deficit of approximately $124,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2021, the Company does not have sufficient liquidity to meet its obligations in the next twelve months. However, management has determined that it has access to funds from the Sponsor that are sufficient to fund its working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 26, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all Class A common stock to temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable Class A common stock at the Initial Public Offering resulted in a decrease of approximately $21.5 million in additional paid-in capital and a charge of approximately $57.4 million to accumulated deficit, as well as a reclassification of 7,892,941 Class A common stock from permanent equity to temporary equity.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $96.4 million and $72.0 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2021 or December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,”equal or approximate the carrying amounts represented in the condensed balance sheets.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of Public Warrants was initially calculated using a modified Black-Scholes option pricing model, and subsequent to their being separately listed and traded, the Public Warrants are measured at their market price. The fair value of Private Placement Warrants was calculated using a modified Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021 and December 31, 2020, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets of approximately $2.5 million and $0.7 million, respectively, with a full valuation allowance against them. During the three and nine months ended September 30, 2021, the Company added approximately $1.1 million and $1.8 million to the valuation allowance, respectively.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income (loss)by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended		For the Period From September 8, 2020
	September 30, 2021		September 30, 2021		(inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income (loss)	$17,303,622	$865,181	$38,560,791	$1,928,040	$—	$(13,105)

Denominator:
Basic and diluted weighted average common stock outstanding	52,500,000	2,625,000	52,500,000	2,625,000	—	2,500,000

Basic and diluted net income (loss) per common stock	$0.33	$0.33	$0.73	$0.73	$—	$(0.01)

Recent Accounting Pronouncement

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team $10,000 per month. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 of expenses for these services included in general and administrative expenses – related party on the accompanying unaudited condensed statements of operations, respectively. Amounts payable for such services as of September 30, 2021, and December 31, 2020, were $110,000 and $20,000, respectively, and included as accrued expenses on the accompanying condensed balance sheets.

In addition, each independent director receives quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the three and nine months ended September 30, 2021, $250,000 and approximately $772,000 of these director fees are included in general and administrative expenses – related party on the accompanying unaudited condensed statements of operations, respectively. No amounts were payable as of September 30, 2021, and December 31, 2020.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. As for the three and nine months ended September 30, 2021, no amounts were incurred or paid.

Note 5—Commitments and Contingencies

Registration and Stockholder Rights

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company entered into an agreement to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of September 30, 2021, and December 31, 2020, the Company recorded an aggregate of approximately $5.6 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

Note 6— Derivative Warrant Liabilities

As of September 30, 2021, and December 31, 2020, the Company has 13,125,000 and 11,666,666 Public Warrants and Private Placement Warrants outstanding, respectively.

No fractional Public Warrants will be issued upon separation of the SAILSM Securities and only whole Public Warrants will trade. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the Initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 7 – Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 52,500,000 shares of Class A common stock outstanding, all of which were subject to redemption.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021 and December 31, 2020, Class A common stock reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross Proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(29,400,000)
Class A common stock issuance costs	(28,061,260)
Plus:
Accretion of carrying value to redemption value	57,461,260
Class A common stock subject to possible redemption	$525,000,000

Note 8 – Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 10,000,000 preferred stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 52,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity in the accompanying unaudited condensed balance sheet. See Note 7.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, 2,625,000 shares of Class B common stock were issued and outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$525,236,847	$—	$—
Liabilities:
Derivative warrant liabilities - public	$12,993,750	$—	$—
Derivative warrant liabilities - private	$—	$—	$11,783,330
	$538,230,597	$—	$11,783,330

December 31, 2020

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,065,532	$—	$—
Liabilities:
Derivative warrant liabilities - public	$—	$—	$34,912,500
Derivative warrant liabilities - private	$—	$—	$38,733,330
	$525,065,532	$—	$73,645,830

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in January 2021.

Level 1 assets at September 30, 2021, include investments in money market funds that invest solely in U.S. Treasury securities, and at December 31, 2021, investments in the Trust Account were in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants at September 30, 2021. As of December 31, 2020, the fair value of Public Warrants was calculated using a modified Black-Scholes option pricing model. The fair value of Private PlacementWarrants as of September 30, 2021, and December 31, 2020 was estimated using the modified Black-Scholes Option Pricing Model.

For the period for the three and nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $21.6 million and $48.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 31, 2020	As of March 31, 2021	As of June 30, 2021	As of September 30, 2021
Volatility	40.0%	39.6%	26.1%	16.6%
Stock price	$10.36	$10.22	$10.01	$9.78
Expected life of the options to convert	5	5	5	5
Risk-free rate	0.55%	0.92%	0.87%	0.98%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the periods from December 31, 2020, through September 30, 2021, are summarized as follows:

Derivative warrant liabilities at December 31, 2020	$73,645,830
Transfer of Public Warrants out of Level 3	(34,912,500)
Change in fair value of derivative warrant liabilities - Level 3 measurement	(816,670)
Derivative warrant liabilities at March 31, 2021 - Level 3	$37,916,660
Change in fair value of derivative warrant liabilities - Level 3 measurement	(15,166,660)
Derivative warrant liabilities at June 30, 2021 - Level 3	22,750,000
Change in fair value of derivative warrant liabilities - Level 3 measurement	(10,966,670)
Derivative warrant liabilities at September 30, 2021 - Level 3	$11,783,330

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity from September 8, 2020 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $18.2 million, which consisted of approximately $21.6 million in change of fair value of derivative warrant liabilities, approximately $8,000 of gain on investments held in a Trust Account, and an income tax benefit of approximately $9,000, partially offset by approximately $3.1 million of general and administrative expenses, $280,000 of general and administrative expenses - related party, approximately $50,000 of franchise tax expense and approximately $9,000 of an income tax benefit.

For the nine months ended September 30, 2021, we had net income of approximately $40.5 million, which consisted of approximately $48.9 million in change of fair value of derivative warrant liabilities and approximately $171,000 of gain on investments held in a Trust Account and approximately, partially offset by approximately $7.6 million of general and administrative expenses, approximately $862,000 of general and administrative expenses - related party, approximately $100,000 of franchise tax expense and approximately $15,000 of income tax expense.

For the period from September 8, 2020 (inception) through September 30, 2020, we had a loss of approximately $13,000, which consisted of $1,000 of general and administrative expenses and approximately $12,000 of franchise tax expense.

Liquidity and Going Concern

As of September 30, 2021, we had $1.5 million in cash and working capital deficit of approximately $124,000.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, we have determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

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

Registration and Stockholder Rights

The holders of the Alignment Shares, Private Placement Warrants, and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon conversion of Working Capital Loans and upon conversion of the Alignment Shares) are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

We entered into an agreement to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that we complete a Business Combination. As of September 30, 2021, and December 31, 2020, we recorded an aggregate of approximately $5.6 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control subject to occurrence of uncertain future events, Accordingly, at September 30, 2021 and December 31, 2021, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of our financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in our statement of operations. The fair value of Public Warrants was initially calculated using a modified Black-Scholes option pricing model, and subsequent to their being separately listed and traded, the Public Warrants are measured at their market price. The fair value of Private Placement Warrants was calculated using a modified Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of our previously reported material weakness related to the misapplication of accounting for the Company’s warrants as liabilities, there were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10K/A filed with the SEC on May 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Letter Agreement, dated as of August 19, 2021, between the Company and Michelle Brown (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 20, 2021).
10.2	Indemnity Agreement, dated as of August 19, 2021, between the Company and Michelle Brown (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 20, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2021.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)