Form 10-K/A
period 2020-12-31
Health Assurance Acquisition Corp.
filed 2022-01-06
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Stock Market LLC (“Nasdaq”) on November 13, 2020 and the registrant’s Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began separate trading on the Nasdaq on January 4, 2021. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2020, as reported on the Nasdaq, was $578,550,000 (based on the closing sales price of the SAILSM securities on December 31,2020, of $11.02)

As of March 1, 2021, 52,500,000 Class A common stock, par value $0.0001, and 2,625,000 Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Health Assurance Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Health Assurance Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 26, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 22, 2021, the audit committee of the Company's board of directors (the “Audit Committee”) concluded, after discussion with the Company's management, that the Company’s previously issued (i) audited balance sheet as of November 17, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 26, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements for the period ended December 31, 2020 included in the 2020 Form 10-K/A No. 1, (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 15, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (v) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021, and in particular Note 2 to those unaudited condensed financial statements and Item 4 of Part 1, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per share and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020 included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is hereby amending and restating in their entirety in this Amendment No. 2, the following items:

Part I, Item 1A—Risk Factors

Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8—Financial Statements and Supplementary Data

Part II, Item 9A—Controls and Procedures

In addition, the Company is also filing a signature page, and the Company’s Co-Chief Executive Officers and Chief Financial Officer have provided with this Amendment No. 2 new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2). This Amendment No. 2 should be read in conjunction with the First Amended Filing and with the Company’s filings with the SEC subsequent to the First Amended Filing.

The Company has not amended its prior Current Report on Form 8-K (File No. 001-39702) filed with the SEC on November 23, 2020, which contained its audited balance sheet as of November 17, 2020. The financial information contained in that Current Report on Form 8-K is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such Current Report should no longer be relied upon. This Amendment No. 2 continues to describe the conditions as of the date of the First Amended Filing and, except as expressly contained herein, the Company has not updated, modified or supplemented the disclosures contained in the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and with the Company’s filings with the SEC subsequent to the First Amended Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), references to:

●	“amended and restated certificate of incorporation” are to the second amended and restated certificate of incorporation of the Company adopted and filed on November 17, 2020;
●	“Board” are to our board of directors;
●	“Class A shares” are to our shares of Class A common stock, par value $0.0001 per share
●	“Class B shares” are to our shares of Class B common stock, par value $0.0001 per share;
●	“common stock” are to our Class A common stock and our Class B common stock;
●	“DGCL” refers to Delaware General Corporation Law;
●	“directors” are to our current directors and director nominees;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of such securities;
●	“foundation” is to Health Assurance Economy Foundation, a Delaware corporation;
●	“initial stockholders” are to our sponsor, the foundation and any other holders of our alignment shares immediately prior to our initial public offering;
●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the registration statement;
●	“management” or our “management team” are to our executive officers;
●	“alignment shares” are to our Class B shares issued to our sponsor and the foundation;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in our prospectus;
●	“public shares” are our shares of Class A common stock sold as part of the SAILSM securities in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that our initial stockholders’ and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“sponsor” are to General Catalyst Group X—Early Venture, L.P., a Delaware limited partnership;
●	“underwriter’s over-allotment option” are to the underwriter’s 45-day option to purchase up to an additional 7,500,000 SAILSM securities to cover over-allotments, if any;

●	“units” are our SAILSM (Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fourth of one redeemable warrant.
●	“warrants” are to our warrants sold as part of the SAILSM securities in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market); and
●	“we,” “us,” “our,” “HAAC,” “company” or “our company” are to Health Assurance Acquisition Corp., a Delaware corporation.

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.
●Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●The requirement that we consummate an initial business combination within 24 months (or such later date as approved by our stockholders) after the closing of this offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A common stock or public warrants.
●If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●You will not be entitled to protections normally afforded to investors of many other blank check companies.

●Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of this offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

Our Beliefs

●	Change will happen primarily through existing entry points.
●	Innovators will build around the individual, focusing on empowering them and improving their health outcomes.
●	The economic model of healthcare will shift.
●	The digital health sector will become bigger than the physical health sector in terms of time and dollars spent.
●	Person-centric data and improved workflows are at the core of this transformation.

Our Values

●	Contribute to reducing healthcare as a percentage of GDP.
●	Design for bringing individuals along the journey.
●	Commit to inclusivity.
●	Partner with existing healthcare systems and physical care providers.
●	Focus on retraining and deploying the healthcare workforce.

Our Areas of Focus

●	Persona-driven consumer experiences that leverage AI feedback loops.
●	Virtual healthcare services that increase access and affordability.
●	New economic models for managing risk and paying for care.
●	Cloud infrastructure that helps generate data and enables the development of many health assurance companies.
●	Modern workflows for health systems and providers.
●	Full-stack, tech-enabled providers.

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

Health Assurance Acquisition Corp. is structured to reflect the economic transformation of the industry. To achieve our mission, we have formed a new structure to remove friction, align stakeholder interests, and reward sustained, long-term performance. We call this new vehicle SAILSM, or Stakeholder Aligned Initial Listing. The incentive structure of the typical SPAC creates misalignment with target businesses and public market investors: the sponsor is entitled to a return of the sponsor shares regardless of the SPAC’s performance, and dilution attributable to sponsor shares is borne immediately. The SAILSM construct, however, uses a performance-based incentive structure to create alignment, designed to replicate a stock price-based return in the public markets:

●	Under the SAILSM structure, our initial stockholders will capture 20% to 30% of the year-over-year share-price performance (20% for first 30% performance, 30% thereafter) on all capital raised in connection with the transaction, which will include gross proceeds from the initial public offering and any subsequent capital raised in connection with the merger.
●	Our economics are contingent upon sustained performance—our initial stockholders will not earn returns on our alignment shares until our other stockholders do.
●	Dilution will occur over time, also contingent upon sustained performance.

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

●	Pioneers in Health Assurance: Our team has crystallized a coherent vision of the future of healthcare through health assurance, and successfully executed on this vision with Livongo. We believe this unparalleled focus and experience will enable us to provide invaluable advice to management teams of other early-stage health assurance companies with the potential to be market leaders in their categories.
●	Cross-industry, cross-disciplinary talent: Our team has created and operated multi-billion dollar companies in the technology, healthcare, and tech-enabled healthcare spaces. Many of these experiences were shared endeavors by members of our cross-disciplinary team. We have demonstrated a talent for spotting winning trends at the intersection of healthcare and technology, and building companies to capitalize on these.
●	Experts in unscaled healthcare at scale: Health assurance calls for a new era of care that is personalized and ‘unscaled’ using AI-based techniques. We have deep experience in mass personalization techniques that enable platforms to provide care that feels tailored to the patient, even as they grow to serve hundreds of thousands and even millions of consumers.
●	Deep networks: Our deep networks serve as a tool to find the best businesses and to match founders with top talent to fill areas of need and grow their businesses efficiently and intelligently.
●	Impressive track record: We have an outstanding investment track record demonstrating a commitment to our strategy and core values, robust shareholder returns, and development of enduring businesses, including Airbnb, Livongo, Oscar, Snap, Stripe, and others.
●	Mission-driven, principled: Our methods are rooted in respect for strong governance, responsible innovation, and a desire to nurture diversity, creativity, and mindfulness.

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

Business Combination Criteria

While we may decide to enter into a business combination with a business that does not meet these criteria, we intend to seek a business combination:

●	sitting at the intersection between technology and healthcare, including consumer-focused, data-driven, cloud-based platforms;
●	that has the potential to change the healthcare system to benefit the consumer (built with empathy, cuts down costs, and prioritizes personalization and consumer outcomes);
●	where we can materially impact the value and growth of the company in partnership with management;
●	close to our proximal networks of founders, operators, investors, and advisors; and
●	where we have a differentiated view on the ability of the target to create value as a public company.

We anticipate offering the following benefits to our business combination partner:

●	partnership with our management team members who have extensive and proven track records of founding, operating, advising, and investing in market-leading technology and healthcare companies;
●	access to our network of leading industry executives, entrepreneurs, and investors;
●	increase company presence and visibility with customers, employers, payors, and vendors;
●	higher engagement with core, relevant, fundamental investors as anchor stockholders than a traditional IPO book-building process would offer;
●	lower risk and expedited path to a public listing with flexible structuring;
●	infusion of cash and ongoing access to public capital markets;
●	listed public currency for future acquisitions and growth;
●	ability for management to retain control and focus on growing the business; and
●	opportunity to motivate and retain employees using stock-based compensation.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

●	we issue common stock that will be equal to or in excess of 20% of the number of our common stock then-outstanding (other than in a public offering);
●	any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in issued and outstanding common stock or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

As described in the First Amended filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the period from September 8, 2020 (inception) through December 31, 2020, as of September 30, 2020 and for the period from September 8, 2020 (inception) through September 30, 2020.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

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

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of our Class B common stock from time to time after our initial business combination as a result of the conversion features of the alignment shares contained in our amended and restated certificate of incorporation. In addition, we may also issue shares of Class A common stock to redeem the warrants at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate an initial business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors (which dilutive effect would increase as the price of our Class A common stock increases on a year-over-year basis, in respect of shares issued upon conversion of the alignment shares);
●	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded shares of our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our SAILSM securities, shares of Class A common stock and/or warrants.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our shares of Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

After completion of our initial public offering, only holders of our alignment shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;

●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

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

In this Amendment No. 2 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 8, 2020 (inception) to December 31, 2020.

We have re-evaluated our application of ASC 480-10-S99-3A to the accounting classification of our public shares, issued as part of the units sold in our initial public offering (the “IPO”) on November 17, 2020. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem its public shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, we have determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the public shares, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on December 22, 2021, our Audit Committee concluded, after discussion with our management, that our previously issued (i) audited balance sheet as of November 17, 2020 (the "Post IPO Balance Sheet"), as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements for the period ended December 31, 2020 included in the 2020 Form 10-K/A No. 1, (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 15, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (v) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021, and in particular Note 2 to those unaudited condensed financial statements and Item 4 of Part 1, (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and restate earnings per shares, and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020 included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

Our management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatements are more fully described in Note 2 of the notes to the financial statements included herein.

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

Liquidity and Going Concern

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

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 8, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 17, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement, as previously restated in our Amendment No. 1 to the Form 10-K filed on May 26, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Stephen K. Klasko, MD, MBA, Anita V. Pramoda and Glen Tullman are independent. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Hemant Taneja	General Catalyst(1)	Asset Management	Managing Director

	Commure	Health Care	Founder and Executive Chairman

	Advanced Energy Economy	Energy	Co-Founder

	Stanford School of Medicine	Education	Member of Board of Fellows

	ClassDojo, Inc.	Education Technology	Director

	Coda Project, Inc.	Software	Director

	Corvia Medical, Inc.	Health Care	Director

	Livongo Health, Inc.	Health Care	Director

	ThoughtSpot, Inc.	Software	Director

	Grammarly, Inc.	Technology	Director

	Color Genomics, Inc.	Genomic Testing	Director

	Angle Technologies, Inc.	Technology	Director

	Spring Discovery, Inc.	Technology	Director

	Fundbox, LTD	Small Business Funding	Director

	Hello Digit, Inc.	Software	Director

	Samsara Networks, Inc.	Software	Director

	Mindstrong, Inc.	Health Care	Director

	ZenPayroll, Inc.	Payroll	Director

	Salus Health, Inc.	Health Care	Director

	Valencia Data, Inc.	Software	Director

	Ro Health	Health Care	Director

	Teledoc	Telehealth	Director

Quentin Clark	General Catalyst(1)	Asset Management	Managing Director

	Commure	Health Care	Founding Advisor and Director

	Kernel	Health Care	Director

ThoughtSpot	Health Care	Director

Coda	Health Care	Director

Minio	Health Care	Director

Eightfold	Recruiting	Director

Stephen K. Klasko	Thomas Jefferson University	Education	President and Chief Executive Officer

Jefferson Health	Health Care	President and Chief Executive Officer

Mindstrong, Inc.	Health Care	Director

Teleflex	Health Care	Director

Anita V. Pramoda	Owned Outcomes, Inc.	Health Care	Chief Executive Officer

Federal Reserve Bank of San Francisco (Los Angeles)	Finance	Chairperson

Health Catalyst, Inc.	Health Care	Board Member

GoHealth	Health Care	Board Member

Jennifer Schneider, MD	Livongo	Health Care	President

Glen Tullman	Livongo	Health Care	Executive Chairman and Founder

Ignite Glass Studios	Manufacturing	Owner

Higi	Health Care	Director

NoCD	Software	Executive Chairman

Bridge Health	Healthcare	Executive Chairman

Teledoc	Healthcare	Director

Evan Sotiriou	General Catalyst(1)	Asset Management	Senior Management
1)	Includes certain of its funds and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial stockholders purchased alignment shares prior to the date of this report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their alignment

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

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

	Class B Common Stock		Class A Common Stock
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage	Beneficially	Percentage	Voting
Name of Beneficial Owners(1)	Owned	of Class	Owned	of Class	Control(2)
HAAC Sponsor, LLC (our sponsor)	2,311,624	88%	—	—	4.2%
Health Assurance Economy Foundation	250,000	9.5%	—	—	*
Blackrock, Inc.			4,950,000	9.4%	9%
Integrated Core Strategies (US) LLC(4)			3,063,552	5.8%	5.6%
ICS Opportunities, Ltd.(5)			830,000	1.6%	1.5%
Hermant Taneja	—	—	—	—	—
Quentin Clark	—	—	—	—	—
Stephen K. Klasko, MD, MBA	6,469	*	—	—	*
Anita V. Pramoda	6,469	*	—	—	*
Jennifer Schneider, MD	6,469	*	—	—	*
Glen Tullman	6,469	*	—	—	*
Evan Sortiriou	—	—	—	—	—
All officers and directors as a group (seven individuals)	2,587,500	98.6%	—	—	—

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is 20 University Road, Cambridge, Massachusetts 02138.
(2)	Assuming the automatic conversion of Class B common stock into the shares of Class A common stock at the time of the Company’s initial business combination.
(3)	Includes Class A common stock beneficially held by Integrated Core Strategies (US) LLC, a Delaware limited liability company, Millennium Management LLC, a Delaware limited liability company, Millennium Group Management LLC, a Delaware limited liability company, and Israel A. Englander, a United States citizen. The business address of each of Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander is 666 Fifth Avenue New York, New York 10103.
(4)	Includes Class A common stock beneficially held by ICS Opportunities, Ltd., a Cayman Island corporation, and Millennium International Management LP, a Delaware partnership. The business address of each of ICS Opportunities, Ltd. and Millennium International Management LP is 666 Fifth Avenue New York, New York 10103.

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

Item 16. Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

January 6, 2022

HEALTH ASSURANCE ACQUISITION CORP.

/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hemant Taneja	Chief Executive Officer	January 6, 2022
Hemant Taneja	(Principal Executive Officer and Principal Financial Officer)

/s/ Quentin Clark	Director	January 6, 2022
Quentin Clark

/s/ Stephen K. Klasko, MD, MBA	Director	January 6, 2022
Stephen K. Klasko, MD, MBA

/s/ Anita V. Pramoda	Director	January 6, 2022
Anita V. Pramoda

/s/ Jennifer Schneider, MD	Director	January 6, 2022
Jennifer Schneider, MD

/s/ Glenn Tullman	Director	January 6, 2022
Glenn Tullman

/s/ Evan Sotiriou	Director	January 6, 2022
Evan Sotiriou

HEALTH ASSURANCE ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Health Assurance Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Health Assurance Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable complete a business combination by November 17, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 26, 2021, except for the effects of the restatement disclosed in Note 2 and Note 8, as to which the date is January XX, 2022.

HEALTH ASSURANCE ACQUISITION CORP.

BALANCE SHEET

(As Restated - See Note 2)

December 31, 2020

Assets:
Current assets:
Cash	$4,615,094
Prepaid expenses	1,412,513
Total current assets	6,027,607
Investments held in Trust Account	525,065,532
Total Assets	$531,093,139

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$24,827
Accrued expenses	3,279,126
Franchise tax payable	61,420
Income tax payable	863
Total current liabilities	3,366,236
Deferred underwriting commissions in connection with the initial public offering	18,375,000
Derivative warrant liabilities	73,645,830
Total liabilities	95,387,066

Commitments and Contingencies
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 52,500,000 shares subject to possible redemption at $10.00 per share	525,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding	263
Additional paid-in capital	—
Accumulated deficit	(89,294,190)
Total stockholders’ deficit	(89,293,927)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$531,093,139

The accompanying notes are an integral part of these financial statements.

F-3

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For The Period From September 8, 2020 (inception) through December 31, 2020

General and administrative expenses	$3,272,712
General and administrative expenses - related party	118,632
Franchise tax expense	61,420
Loss from operations	(3,452,764)
Loss on issuance of Private Placement Warrants	(14,700,000)
Change in fair value of derivative warrant liabilities	(12,045,830)
Financing cost - derivative warrant liabilities	(1,723,743)
Gain on investments held in Trust Account	65,532
Loss before income tax expense	(31,856,805)
Income tax expense	863
Net loss	$(31,857,668)

Weighted average shares outstanding of Class A common stock	23,863,636
Basic and diluted net loss per share, Class A common stock	$(1.21)
Weighted average shares outstanding of Class B common stock	2,556,818
Basic and diluted net loss per share, Class B common stock	$(1.21)

The accompanying notes are an integral part of these financial statements.

F-4

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated - See Note 2

For the Period From September 8, 2020 (inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(250,000)	(25)	25	—	—
Accretion of Class A common stock to redemption value	—	—	—	—	(24,737)	(57,436,522)	(57,461,259)
Net loss	—	—	—	—	—	(31,857,668)	(31,857,668)
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period From September 8, 2020 (inception) through December 31, 2020

As Restated - See Note 2

Cash Flows from Operating Activities:
Net loss	$(31,857,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on issuance of Private Placement Warrants	14,700,000
Financing cost - derivative warrant liabilities	1,723,743
Change in fair value of derivative warrant liabilities	12,045,830
Unrealized gain on investments held in Trust Account	(65,532)
Changes in operating assets and liabilities:
Prepaid expenses	(1,412,513)
Franchise tax payable	61,420
Income tax payable	863
Accrued expenses	3,221,959
Accounts payable	24,827
Net cash used in operating activities	(1,557,071)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(525,000,000)
Net cash used in investing activities	(525,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	25,000
Proceeds received from initial public offering	525,000,000
Payment of offering costs	(11,352,835)
Proceeds received from private placement	17,500,000
Net cash provided by financing activities	531,172,165

Net change in cash	4,615,094

Cash - beginning of the period	—
Cash - end of the period	$4,615,094

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B common stock	$25
Offering costs included in accrued expenses	$57,167
Offering costs charged to additional paid-in capital in connection with the initial public offering	$910,003
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$18,375,000

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

The Company will only have 24 months from the closing of the Initial Public Offering, or until November 17, 2022, to complete the Initial Business Combination (or such later date as approved by holders of a majority of outstanding shares of common stock of the Company that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). If the Company does not complete an Initial Business Combination within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors (the “Board”), liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from September 8, 2020 (inception) through December 31, 2020 (the “Affected Period”), is restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares and earnings per share in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 —Restatement Of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 26, 2021, to classify all Class A common stock subject to possible redemption in temporary equity and restate earnings per share. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Pursuant to a re-evaluation, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480, and restate earnings per share.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on November 17, 2020 (the “Post-IPO Balance Sheet”), and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 26, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021.

The change in the carrying value of the redeemable shares of Class A common stock in the Post-IPO Balance Sheet resulted in a decrease of approximately $21.5 million in additional paid-in capital and an increase of approximately $57.4 million to accumulated deficit, as well as a reclassification of 7,892,941 shares of Class A common stock from permanent equity to temporary equity as presented below.

As of November 17, 2020:	As Previously Reported	Adjustment	As Restated
Total assets	$532,168,717	$—	$532,168,717
Total liabilities	81,098,126	$—	$81,098,126
Class A common stock subject to possible redemption	446,070,590	78,929,410	525,000,000
Preferred stock	—	—	—
Class A common stock	789	(789)	—
Class B common stock	288	—	288
Additional paid-in-captial	21,492,074	(21,492,074)	—
Accumulated deficit	(16,493,150)	(57,436,547)	(73,929,697)
Total stockholders’ equity (deficit)	$5,000,001	$(78,929,410)	$(73,929,409)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$532,168,717	$—	$532,168,717
Shares of Class A common stock subject to redemption	44,607,059	7,892,941	52,500,000
Shares of Class A common stock	7,892,941	(7,892,941)	—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Previously Reported	Adjustment	As Restated
Total assets	$531,093,139	$—	$531,093,139
Total liabilities	$95,387,066	$—	$95,387,066
Class A common stock subject to possible redemption	430,706,070	94,293,930	525,000,000
Preferred stock	—	—	—
Class A common stock	943	(943)	—
Class B common stock	263	—	263
Additional paid-in-capital	36,856,465	(36,856,465)	—
Accumulated deficit	(31,857,668)	(57,436,522)	(89,294,190)
Total stockholders’ equity (deficit)	$5,000,003	$(94,293,930)	$(89,293,927)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$531,093,139	$—	$531,093,139
Shares of Class A common stock subject to redemption	43,070,607	9,429,393	52,500,000
Shares of Class A common stock	9,429,393	(9,429,393)	—

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from September 8, 2020 (inception) through December 31, 2020:

For the Period from September 8, 2020 (inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$446,070,590	$(446,070,590)	$—
Change in value of Class A common stock subject to possible redemption	$(15,364,520)	$15,364,520	$—

There restatement had no impact on the Company’s reported net loss. The table below presents the effect of the adjustments to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share on the Company’s previously reported statement of operations for the period from September 8, 2020 (inception) through December 31, 2020:

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
For the Period from September 8, 2020 (inception) through December 31, 2020 (restated)
Net loss	$(31,857,668)	$—	$(31,857,668)
Weighted average shares outstanding - Class A common stock	52,500,000	(28,636,364)	23,863,636
Basic and diluted earnings per share - Class A common stock	$—	$(1.21)	$(1.21)
Weighted average shares outstanding- Class B common stock	2,556,818	—	2,556,818
Basic and diluted earnings per share - Class B common stock	$(12.46)	$11.25	$(1.21)

Subsequent to our previously issued Annual Report on Form 10-K/A for the annual period ended December 31, 2020, as filed with the SEC on May 26, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern” management has determined that if the Company is unable to complete a Business Combination by November 17, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the IPO, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.7 million is included in financing cost - derivative warrant liabilities in the statement of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO and the Private Placement to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 8, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Period From September 8,2020
	(inception) Through December 31,2020
	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net loss	$(28,774,668)	$(3,083,000)

Denominator:
Basic and diluted weighted average common stock outstanding	23,863,636	2,556,818

Basic and diluted net loss per common stock	$(1.21)	$(1.21)

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of the Initial Public Offering, there were 52,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(29,400,000)
Class A common stock issuance costs	(28,061,260)
Plus:
Accretion of carrying value to redemption value	57,461,260
Class A common stock subject to possible redemption	$525,000,000

Note 9—Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were no non-redeemable shares of Class A common stock outstanding, and 52,500,000 shares of Class A common stock subject to possible redemption and classified outside of permanent equity in the balance sheet. See Note 8.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,065,532	$—	$—
Liabilities:
Derivative warrant liabilities - public	$—	$—	$34,912,500
Derivative warrant liabilities - private	$—	$—	$38,733,330
	$525,065,532	$—	$73,645,830

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 8, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 18, 2020 (inception)	$—
Issuance of Public and Private Warrants	61,600,000
Change in fair value of derivative warrant liabilities	12,045,830
Derivative warrant liabilities at December 31, 2020	$73,645,830

Note 11—Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$863
State	—
Deferred
Federal	(712,182)
State	—
Valuation allowance	(712,182)
Income tax provision	$863

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$712,182
Total deferred tax assets	712,182
Valuation allowance	(712,182)
Deferred tax asset, net of allowance	$—

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

Note 12—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 26, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.