Form 10-Q/A
period 2021-09-30
Health Assurance Acquisition Corp.
filed 2022-01-06
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Health Assurance Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Health Assurance Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “First Amended Filing”).

On November 12, 2021, Health Assurance Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the SAILSM securities sold in the Company’s initial public offering (“IPO”) on November 17, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to revising subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements within a section in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the material nature of the change, the Company determined the change in classification of the Class A common stock subject to redemption and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 22, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 15, 2021 and reported as revised in its Q3 Form 10Q; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 and reported as revised in its Q3 Form 10Q; and (iii) Note 2 of the unaudited interim statements for the quarterly period ended September 30, 2021 and Item 4 included in the Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Class A common stock subject to redemption as temporary equity and calculate earnings per share by allocating income and losses pro rata for each class of common stock and should no longer be relied upon.

As such, the Company is restating its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting for complex securities during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form 10-Q/A.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021(unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from September 8, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for The Three and Nine Months Ended September 30,2021 and for the period from September 8, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 8, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

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

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021 and For the Period From September 8, 2020 (inception) through September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)
Net loss	—	—	—	—	—	(2,129,919)	(2,129,919)
Balance - March 31, 2021 (unaudited) (as restated)	—	—	2,625,000	263	—	(91,424,109)	(91,423,846)
Net income	—	—	—	—	—	24,449,947	24,449,947
Balance - June 30, 2021 (unaudited) (as restated)	—	—	2,625,000	263	—	(66,974,162)	(66,973,899)
Net income	—	—	—	—	—	18,168,803	18,168,803
Balance - September 30, 2021 (unaudited)	—	$—	2,625,000	$263	$—	$(48,805,359)	$(48,805,096)

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance - September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders (1)	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(13,105)	(13,105)
Balance - September 30, 2020 (unaudited)	—	$—	2,875,000	$288	$24,712	$(13,105)	$11,895

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their shares of Class Acommon stock underlying the SAILSM securities (the “Public Shares”), regardless of whether they vote for or against the Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Company’s initial business combination at $10.00 per share and the per share interest earned on the funds held in the trust account (net of permitted withdrawals). As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.00 per Public Share. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until November 17, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2022.

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

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity and restate its presentation of earnings per share. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. As a result, the Company restated its previously filed financial statements to classify all Class A common stock to temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity, recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and calculate earnings per

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

share by allocating income and losses pro rata for each class of common stock. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$529,577,982	$—	$529,577,982
Total liabilities	$96,001,828	$—	$96,001,828
Class A common stock subject to possible redemption	428,576,150	96,423,850	525,000,000
Preferred stock	—	—	—
Class A common stock	964	(964)	—
Class B common stock	263	—	263
Additional paid-in captial	38,986,364	(38,986,364)	—
Accumulated deficit	(33,987,587)	(57,436,522)	(91,424,109)
Total stockholders’ equity (deficit)	$5,000,004	$(96,423,850)	$(91,423,846)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$529,577,982	$—	$529,577,982
Shares of Class A common stock subject to redemption	42,857,615	9,642,385	52,500,000
Shares of Class A common stock	9,642,385	(9,642,385)	—

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$2,129,920	$(2,129,920)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$528,150,771	$—	$528,150,771
Total liabilities	$70,124,670	$—	$70,124,670
Class A common stock subject to possible redemption	453,026,100	71,973,900	525,000,000
Preferred stock	—	—	—
Class A common stock	719	(719)	—
Class B common stock	263	—	263
Additional paid-in captial	14,536,659	(14,536,659)	—
Accumulated deficit	(9,537,640)	(57,436,522)	(66,974,162)
Total stockholders’ equity (deficit)	$5,000,001	$(71,973,900)	$(66,973,899)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$528,150,771	$—	$528,150,771
Shares of Class A common stock subject to redemption	45,302,610	7,197,390	52,500,000
Shares of Class A common stock	7,197,390	(7,197,390)	—

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$22,320,030	$(22,320,030)	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

For the Three Months Ended March 31, 2021 (unaudited)
Net loss	$(2,129,919)	$—	$(2,129,919)
Weighted average shares outstanding - Class A common stock	52,500,000	—	52,500,000
Basic and diluted earnings per share - Class A common stock	$0.00	$(0.04)	$(0.04)
Weighted average shares outstanding - Class B common stock	2,625,000	—	2,625,000
Basic and diluted earnings per share - Class B common stock	$(0.86)	$0.82	$(0.04)
For the Three Months Ended June 30, 2021 (unaudited)
Net income	$24,449,947	$—	$24,449,947
Weighted average shares outstanding- Class A common stock	52,500,000	—	52,500,000
Basic and diluted earnings per share - Class A common stock	$0.00	$0.44	$0.44
Weighted average shares outstanding - Class B common stock	2,625,000	—	2,625,000
Basic and diluted earnings per share - Class B common stock	$9.31	$(8.87)	$0.44
For the Six Months Ended June 30, 2021 (unaudited)
Net income	$22,320,028	$—	$22,320,028
Weighted average shares outstanding - Class A common stock	52,500,000	—	52,500,000
Basic and diluted earnings per share - Class A common stock	$0.00	$0.40	$0.40
Weighted average shares outstanding - Class B common stock	2,625,000	—	2,625,000
Basic and diluted earnings per share - Class B common stock	$8.47	$(8.07)	$0.40

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

The calculation of diluted net income does not consider the effect of the warrants underlying the SAILSM securities sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40 “Presentation of Financial Statements - Going Concern,” as of September 30, 2021, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, we have determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the SAILSM securities sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q/A had not yet been identified.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Amendment No. 2 to the Form 10K/A filed with the SEC on January 6, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of January 2022.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)