Form 10-K/A
period 2020-12-31
Health Assurance Acquisition Corp.
filed 2022-01-13
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.3)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 3 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Health Assurance Acquisition Corp., unless the context otherwise indicates.

The Company is filing this Amendment No. 3 (this “Amendment”) to amend the Amendment No. 2 (the “Amendment No. 2”) to the Annual Report on Form 10-K of Health Assurance Acquisition Corp. for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 6, 2022, solely to include the date of the audit opinion filed therewith, which was inadvertently omitted from the Amendment No. 2. This Amendment contains only the cover page to this Amendment, this Explanatory Note, Part II, Item 8. Financial Statements and Supplementary Data, Part IV, Item 15. Exhibits and Financial Statement Schedules, the Signature Page, and the audited financial statements of the Company, which have been unchanged except to provide the date of January 6, 2022, to the audit opinion.

This Amendment continues to describe the conditions as of the date of the Amendment No. 2, and except as expressly contained herein, the Company has not updated, modified or supplemented the disclosures contained in the Amendment No. 2. Accordingly, this Amendment should be read in conjunction with the Amendment No. 2 and with the Company’s other filings with the SEC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Except as expressly set forth in this Amendment, the Form 10-K, as amended, has not been amended, updated or otherwise modified.

i

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-22 comprising a portion of this Annual Report on Form 10-K/A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and Morgan Stanley Co. LLC(1)

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.1	Private Placement Warrants Purchase Agreement between the Company, the Sponsor, and certain directors of the Company(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement between the Company, the Sponsor, the Foundation and certain directors of the Company(1)

10.4	Letter Agreement among the Company, the Sponsor, the Foundation and the Company’s officers and directors(1)

10.5	Administrative Services Agreement between the Company and the Sponsor(1)

14.1	Code of Ethics.(2)

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) required by 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) required by 18 U.S.C. Section 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2020.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

January 12, 2022

HEALTH ASSURANCE ACQUISITION CORP.

/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hemant Taneja	Chief Executive Officer	January 12, 2022
Hemant Taneja	(Principal Executive Officer)

/s/ Michelle Brown	Chief Financial Officer	January 12, 2022
Michelle Brown	(Principal Financial and Accounting Officer)

/s/ Quentin Clark	Director	January 12, 2022
Quentin Clark

/s/ Stephen K. Klasko, MD, MBA	Director	January 12, 2022
Stephen K. Klasko, MD, MBA

/s/ Anita V. Pramoda	Director	January 12, 2022
Anita V. Pramoda

/s/ Jennifer Schneider, MD	Director	January 12, 2022
Jennifer Schneider, MD

/s/ Glenn Tullman	Director	January 12, 2022
Glenn Tullman

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

New York, New York

May 26, 2021, except for the effects of the restatement disclosed in Note 2 and Note 8, as to which the date is January 6, 2022.

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