Form 10-Q/A
period 2021-09-30
Health Assurance Acquisition Corp.
filed 2022-03-25
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Health Assurance Acquisition Corporation, unless the context otherwise indicates.

The Company is filing this Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”), as amended on January 6, 2022 with Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Health Assurance Acquisition Corporation  (the “First Amended Filing”).

In February 2022, in connection with the Company’s preparation of its year-end financial statements, the Company identified an error related to a $2.8 million overstatement of legal fees included in general and administrative expenses on the unaudited condensed statement of operations and deferred legal fees presented on its unaudited condensed balance sheets.

Therefore, on February 16, 2021, the Audit Committee concluded, after discussion with the Company’s management, that the Company’s previously issued  interim statements for the quarterly period ended September 30, 2021 included in the First Amended Filing (“Affected Period”), should be restated to reverse the overstatement of the legal fees and should no longer be relied upon. As such, the Company is filing Amendment No. 2 to restate its unaudited financial statements as of and for the quarterly period ended September 30, 2021.

As such, the Company is restating its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A. The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting related to the review of significant accruals. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form 10-Q/A.

This Amendment No. 2 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing and First Amended Filing.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021(unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from September 8, 2020 (inception) through September 30, 2020 (as restated)	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for The Three and Nine Months Ended September 30,2021 and for the period from September 8, 2020 (inception) through September 30, 2020 (as restated)	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 8, 2020 (inception) through September 30, 2020 (as restated)	4
	Notes to Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures (as restated)	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HEALTH ASSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:	(as restated - See Note 2)
Current assets:
Cash	$1,520,094	$4,615,094
Prepaid expenses	853,630	1,412,513
Total current assets	2,373,724	6,027,607
Investments held in Trust Account	525,236,847	525,065,532
Total Assets	$527,610,571	$531,093,139

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$11,123	$24,827
Accrued expenses	2,470,500	3,279,126
Franchise tax payable	122,257	61,420
Income tax payable	15,783	863
Total current liabilities	2,619,663	3,366,236
Deferred legal fees	2,842,948	—
Deferred underwriting commissions in connection with the initial public offering	18,375,000	18,375,000
Derivative warrant liabilities	24,777,080	73,645,830
Total liabilities	48,614,691	95,387,066

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 700,000,000 shares authorized; 52,500,000 shares at $10.00 per share at September 30, 2021 and December 31, 2020	525,000,000	525,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	263	263
Additional paid-in capital	—	—
Accumulated deficit	(46,004,383)	(89,294,190)
Total stockholders’ deficit	(46,004,120)	(89,293,927)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$527,610,571	$531,093,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For The Period From
			September 8, 2020
	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
	(As restated - See Note 2)	(As restated - See Note 2)
General and administrative expenses	$314,275	$4,773,148	$1,000
General and administrative expenses - related party	280,000	861,917	—
Franchise tax expense	50,411	100,274	12,105
Loss from operations	(644,686)	(5,735,339)	(13,105)
Change in fair value of derivative warrant liabilities	21,597,920	48,868,750	—
Gain on investments held in Trust Account	7,543	171,315	—
Income before income tax expense	20,960,777	43,304,726	(13,105)
Income tax (benefit) expense	(9,002)	14,919	—
Net income (loss)	$20,969,779	$43,289,807	$(13,105)

Weighted average shares outstanding of Class A common stock	52,500,000	52,500,000	—
Basic and diluted net income per share, Class A common stock	$0.38	$0.79	$—
Weighted average shares outstanding of Class B common stock	2,625,000	2,625,000	2,500,000
Basic and Diluted net income per share, Class B common stock	$0.38	$0.79	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021 and For the Period From September 8, 2020 (inception) through September 30, 2020

(As restated – See Note 2)

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)
Net loss	—	—	—	—	—	(2,129,919)	(2,129,919)
Balance - March 31, 2021 (unaudited) (as restated)	—	—	2,625,000	263	—	(91,424,109)	(91,423,846)
Net income	—	—	—	—	—	24,449,947	24,449,947
Balance - June 30, 2021 (unaudited) (as restated)	—	—	2,625,000	263	—	(66,974,162)	(66,973,899)
Net income	—	—	—	—	—	20,969,779	20,969,779
Balance - September 30, 2021 (unaudited)	—	$—	2,625,000	$263	$—	$(46,004,383)	$(46,004,120)

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance - September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders (1)	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(13,105)	(13,105)
Balance - September 30, 2020 (unaudited)	—	$—	2,875,000	$288	$24,712	$(13,105)	$11,895

(1)Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
		September 8, 2020
	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2020
	(As restated - See Note 2)
Cash Flows from Operating Activities:
Net income (loss)	$43,289,807	$(13,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(48,868,750)	—
Gain on investments held in Trust Account	(171,315)	—
Changes in operating assets and liabilities:
Prepaid expenses	558,883	—
Accounts payable	(13,704)	—
Accrued expenses	(808,626)	1,000
Franchise tax payable	60,837	12,105
Income tax payable	14,920	—
Deferred legal fees	2,842,948	—
Net cash used in operating activities	(3,095,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(3,095,000)	25,000

Cash - beginning of the period	4,615,094	—
Cash - end of the period	$1,520,094	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$263,496
Offering costs included in accounts payable	$—	$120,350

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their shares of Class A common stock underlying the SAILSM securities (the “Public Shares”), regardless of whether they vote for or against the Initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Company’s initial business combination at $10.00 per share and the per share interest earned on the funds held in the trust account (net of permitted withdrawals). As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.00 per Public Share. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Restatement to Previously Reported Financial Statements

In February 2022, in connection with the Company’s preparation of its year-end financial statements, the Company identified an error related to a $2.8 million overstatement of legal fees included in general and administrative expenses on the unaudited condensed statement of operations and deferred legal fees presented on its unaudited condensed balance sheets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended  September 30, 2021 (the “Affected Quarterly Period”). Therefore, on February 16, 2022, the audit committee of the Company’s board of directors (the “Audit Committee”) of the Company, after discussion with the Company’s management, concluded that the previously issued financial statements that contained the error should no longer be relied upon and should be restated to correct the over-accrual of legal fees. As such, the Company is reporting the restatement to the Affected Quarterly Period in this quarterly report.

Impact of the Restatement

The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of September 30, 2021:

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

As of September 30, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$527,610,571	—	$527,610,571
Deferred legal fees	$5,643,924	$(2,800,976)	$2,842,948
Total liabilities	$51,415,667	(2,800,976)	$48,614,691
Accumulated deficit	$(48,805,359)	$2,800,976	$(46,004,383)
Total stockholders’ deficit	$(48,805,096)	2,800,976	$(46,004,120)

The Company’s statements of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity (deficit) accounts described above.

There was no impact on net cash used in operating activities, net cash used in investing activities, net cash provided by financing activities or the Company’s cash balance. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statements of cash flows for the nine months ended September 30, 2021.

For the Nine Months Ended September 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Net Income	$40,488,831	$2,800,976	$43,289,807
Deferred legal fees	$5,643,924	$(2,800,976)	$2,842,948

The impact to the unaudited condensed statement of operations is presented below for the quarterly periods ended September 30, 2021:

	As Previously Reported	Adjustment	As Restated
For the Three Months Ended September 30, 2021 (unaudited)
General and administrative expenses	$3,115,251	$(2,800,976)	$314,275
Loss from operations	$(3,445,662)	$2,800,976	$(644,686)
Income before income taxexpense	$18,159,801	$2,800,976	$20,960,777
Net income	$18,168,803	$2,800,976	$20,969,779
Weighted average shares outstanding- Class A common stock	52,500,000	—	52,500,000
Basic and diluted earnings per share - Class A common stock	$0.33	$0.05	$0.38
Weighted average shares outstanding - Class B common stock	2,625,000	—	2,625,000
Basic and diluted earnings per share - Class B common stock	$0.33	$0.05	$0.38
For the Nine Months Ended September 30, 2021 (unaudited)
General and administrative expenses	$7,574,124	$(2,800,976)	$4,773,148
Loss from operations	$(8,536,315)	$2,800,976	$(5,735,339)
Income before income taxexpense	$40,503,750	$2,800,976	$43,304,726
Net income	$40,488,831	$2,800,976	$43,289,807
Weighted average shares outstanding - Class A common stock	52,500,000	—	52,500,000
Basic and diluted earnings per share - Class A common stock	$0.73	$0.06	$0.79
Weighted average shares outstanding - Class B common stock	2,625,000	—	2,625,000
Basic and diluted earnings per share - Class B common stock	$0.73	$0.06	$0.79

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements, “equal or approximate the carrying amounts represented in the condensed balance sheets.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended		For the Period From September 8, 2020
	September 30, 2021		September 30, 2021		(inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income (loss)	$19,971,218	$998,561	$41,228,388	$2,061,419	$—	$(13,105)

Denominator:
Basic and diluted weighted average common stock outstanding	52,500,000	2,625,000	52,500,000	2,625,000	—	2,500,000

Basic and diluted net income (loss) per common stock	$0.38	$0.38	$0.79	$0.79	$—	$(0.01)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Deferred Legal Fees

The Company entered into an agreement to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of September 30, 2021, and December 31, 2020, the Company recorded an aggregate of approximately $2.8 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

The fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants at September 30, 2021. As of December 31, 2020, the fair value of Public Warrants was calculated using a modified Black-Scholes option pricing model. The fair value of Private Placement Warrants as of September 30, 2021, and December 31, 2020 was estimated using the modified Black-Scholes Option Pricing Model.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

For the three months ended September 30, 2021, we had net income of approximately $21.0 million, which consisted of approximately $21.6 million in change of fair value of derivative warrant liabilities, approximately $8,000 of gain on investments held in a Trust Account, and an income tax benefit of approximately $9,000, partially offset by approximately $314,000 of general and administrative expenses, $280,000 of general and administrative expenses - related party, approximately $50,000 of franchise tax expense and approximately $9,000 of an income tax benefit.

For the nine months ended September 30, 2021, we had net income of approximately $43.3 million, which consisted of approximately $48.9 million in change of fair value of derivative warrant liabilities and approximately $171,000 of gain on investments held in a Trust Account and, partially offset by approximately $4.8 million of general and administrative expenses, approximately $862,000 of general and administrative expenses - related party, approximately $100,000 of franchise tax expense and approximately $15,000 of income tax expense.

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

Deferred Legal Fees

We entered into an agreement to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that we complete a Business Combination. As of September 30, 2021, and December 31, 2020, we recorded an aggregate of approximately $2.8 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained which led to the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In addition, the Company’s management has concluded its control over review of significant accruals was not maintained which resulted in the restatement of its interim financial statements for the quarter ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. While we have processes in place over significant accruals, these processes did not operate effectively in the third quarter and will be given specific attention going forward to be remediated.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of March 2022.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)