Form 10-K
period 2021-12-31
Health Assurance Acquisition Corp.
filed 2022-03-30
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

HEALTH ASSURANCE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39702	85-2899745
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

20 University Road, Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $525.5 million.

As of March 29 , 2022, 52,500,000 Class A common stock, par value $0.0001, and 2,625,000 Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated certificate of incorporation” are to the second amended and restated certificate of incorporation of the Company adopted and filed on November 17, 2020;
●	“Board” are to our board of directors;
●	“Class A shares” are to our shares of Class A common stock, par value $0.0001 per share
●	“Class B shares” are to our shares of Class B common stock, par value $0.0001 per share;
●	“common stock” are to our Class A common stock and our Class B common stock;
●	“DGCL” refers to Delaware General Corporation Law;
●	“directors” are to our current directors;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of such securities;
●	“foundation” is to Health Assurance Economy Foundation, a Delaware corporation;
●	“initial stockholders” are to our sponsor, the foundation and any other holders of our alignment shares immediately prior to our initial public offering;
●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the registration statement;
●	“management” or our “management team” are to our executive officers;
●	“alignment shares” are to our Class B shares issued to our sponsor and the foundation;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in our prospectus;
●	“public shares” are our shares of Class A common stock sold as part of the SAILSM securities in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that our initial stockholders’ and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“sponsor” are to General Catalyst Group X—Early Venture, L.P., a Delaware limited partnership;
●	“underwriter’s over-allotment option” are to the underwriter’s 45-day option to purchase up to an additional 7,500,000 SAILSM securities to cover over-allotments, if any;

●	“units” are our SAILSM (Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fourth of one redeemable warrant.
●	“warrants” are to our warrants sold as part of the SAILSM securities in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market); and
●	“we,” “us,” “our,” “HAAC,” “company” or “our company” are to Health Assurance Acquisition Corp., a Delaware corporation.

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
●The requirement that we consummate an initial business combination within 24 months (or such later date as approved by our stockholders) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
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

v

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
●If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

PART I

ITEM 1. BUSINESS

Summary

Hemant Taneja, Glen Tullman, Jennifer Schneider, MD, Quentin Clark, Anita V. Pramoda and certain other individuals, established Health Assurance Acquisition Corp., a recently formed blank check company. Our mission is to partner with leading healthcare businesses leveraging technology. We aim to help them become iconic category winners that accelerate the digital transformation of healthcare into a new system of health assurance.

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

Mr. Taneja has over twenty years of experience in identifying and partnering with extraordinary companies. Mr. Taneja investing thesis is rooted in a belief that technology is causing a paradigm shift in all industries, making it possible to efficiently and profitably offer highly personalized products and services to everyone in society. Mr. Taneja has brought this thesis to healthcare by co-founding four health-assurance technology companies, Livongo (NASDAQ: LVGO), Commure and two unannounced ventures. In addition, Mr. Taneja has backed category defining healthcare companies like Color, Gusto, Mindstrong and Ro. Mr. Taneja is also an investor in numerous other market-leading companies like Anduril, Gitlab, Grammarly, Samsara, Snap and Stripe.

Mr. Clark brings decades of executive-level technical leadership. Before joining General Catalyst, Mr. Clark was the CTO of Dropbox, helping develop its growth strategy and successfully taking them public. Mr. Clark was also CTO and CBO of SAP (NYSE: SAP), driving product strategy across the cloud platform. Mr. Clark spent twenty years of his career in various senior leadership roles at Microsoft (NASDAQ: MSFT), notably overseeing the design and delivery of data products such as Azure and Microsoft SQL Server. Mr. Clark now focuses on investing in enterprise SaaS and healthcare and oversees the ecosystem activity General Catalyst engages in to further its health assurance federation. Mr. Clark sits on the boards of Commure, Kernel, ThoughtSpot, Coda, and Minio.

Mr. Tullman and Dr. Schneider are the executive chairman and president, respectively, of Livongo a digital health pioneer committed to empowering people with chronic health conditions. Mr. Tullman is not only a visionary founder, but he also has extensive experience taking companies public, first at Enterprise Systems, where he was CEO, and then at Allscripts (NASDAQ: MDRX). Mr. Tullman is driven by the thesis that it is possible to successfully bring consumer innovations from all sectors into healthcare as he did with Livongo. Dr. Schneider has been responsible for product, data science, engineering, marketing, and clinical operations at Livongo, building those operations to a point they are now considered industry-leading. Having previously also served as the Castlight’s Chief Medical Officer, Dr. Schneider brings a critical lens to assessing products given her unique technology and clinical background. Both Mr. Tullman and Dr. Schneider have invaluable industry and operational experience, standing at the helm of an unprecedented health assurance success story, and bring a passion for reimagining and redesigning care experiences.

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

Uniquely, our team has worked together for several years despite coming from different organizations, allowing the team to work in total alignment to identify exceptional opportunities. Mr. Taneja and Mr. Tullman both served on the board of Humedica, founded

Livongo together, and have co-invested in various companies. Mr. Taneja and Mr. Clark came together in 2016, four years before Mr. Clark joined General Catalyst, to begin ideating on the foundations of Commure. They both have worked with Ms. Pramoda since those early days, using her as a key strategic thought partner as they built Commure. Mr. Taneja and Dr. Stephen Klasko recently co-authored a book together, UnHealthcare, in which they lay out their thesis of the healthcare system’s transformation into one of health assurance. Their thesis underpins the mission of HAAC.

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

As the last several months have demonstrated, periods of market volatility and dislocation can present even the highest quality healthcare or technology companies with challenges accessing the public markets through a traditional IPO. While there has been an increasing number of technology-focused blank check companies issued in recent months, we believe no other has the same degree of coherent vision, alignment with stakeholders, combination of sector expertise, entrepreneurial mindset, track record, and desire for transformational change. We believe we can provide a high-quality company with a lower risk path to the public capital markets while also providing our investors option value on an investment in these types of companies during periods of market volatility. The recent cohort of blank check company IPOs and validation by the involvement of bulge bracket investment banks and advisors have shown support for the effectiveness of this vehicle and substantiates our strategy. We believe Health Assurance Acquisition Corp. is the only blank check company searching for its initial business combination led by a team that includes seasoned healthcare technology company founders and entrepreneurs with operational public company experience and an unprecedented track record for successfully effecting positive change. We believe the market opportunity is aligned with the advantages we bring to a potential target.

Our Team

Our management team is led by Hemant Taneja as Chairman and CEO; Glen Tullman as Director; Quentin Clark as Director; Jennifer Schneider, MD as Director; Anita V. Pramoda as Director; and Michelle Brown as Chief Financial Officer.

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

Michelle Brown

Michelle Brown has served in several senior roles at General Catalyst since joining in 2016 and currently serves as Vice President of Finance. In this role Ms. Brown is responsible for accounting and financial reporting related to General Catalyst’s management company and general partner entities. Prior to that, Ms. Brown served as a Manager at PricewaterhouseCoopers in its Asset Management Assurance practice from 2010 to 2015, where she advised clients that spanned from small private companies to some of the largest public financial services organizations globally. Ms. Brown holds a M.S. in Accountancy and a B.S. in Finance from Wake Forest University and is a Certified Public Accountant.

Background on Health Assurance Acquisition Corp.

Health Assurance Acquisition Corp. is a recently formed company by Hemant Taneja, Glen Tullman, Quentin Clark, Jennifer Schneider, MD, Anita V. Pramoda and certain other individuals to execute its part in a broad mission of enabling the digital transformation of care, bringing disruptive innovation to the healthcare system through technology.

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

Financial Position

As of December 31, 2021, we had approximately $525.2 million available to consummate an initial business combination, gross of deferred underwriting commissions of $18.4 million and deferred legal fees of $2.7 million. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they are restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Our initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our initial stockholders, executive officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and are restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our initial stockholders, officers, directors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target candidate or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class). Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter.

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

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or (B) with respect to any other provision relating to the rights of holders of our shares of Class A common stock, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial stockholders, any executive officer or director, or any other person.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $4,600,000 of proceeds held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $4,600,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $4,600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

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

We have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

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

Our initial stockholders own 20% of the voting power of our common stock. Our initial stockholders and members of our management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the business combination. As a result, in addition to our initial stockholders’ alignment shares, we would need 19,687,500, or 37.5% of the 52,500,000 shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

As of December 31, 2021, we had approximately $1.1 million in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 24 months from the closing of our initial public offering or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class); however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Delaware General Corporation Law (“DGCL”). In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation, and only then in cases where investors have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholders rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.

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

In addition, our independent directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under the DGCL. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 51% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement SAILSM securities or any provision of the warrant agreement with respect to the private placement SAILSM securities, 50% of the number of the then outstanding private placement SAILSM securities. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months of the closing of our initial public offering (or such later date as approved by holders of a majority of shares of our outstanding common stock that are voted at a meeting to extend such date, voting together as a single class) or with respect to any other material provisions relating to stockholders’ rights or business combination transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a business combination in order to effectuate our business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders and their permitted transferees, if any, who will collectively beneficially own 20% of the voting power of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Our initial stockholders, with their alignment shares, own approximately 20% of the voting power of our common stock prior to the completion of an initial business combination. In addition, the alignment shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our initial business combination. Following the completion of our initial business combination, the alignment shares will be entitled to one vote per share. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Further, pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of our sponsor. As a result, we may not be permitted to enter into an initial business combination that our Board believes to be in the stockholders’ best interests. Further, for so long as any alignment shares remain outstanding, we may not, without the prior or written consent of the holders of a majority of the alignment shares then outstanding, voting separately as a single class, (i) amend, alter or repeal any provision of our amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of our Class B Shares, (ii) change our fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of our capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of our total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by us in the preparation of our financial statements, (vii) issue any shares of Class A common stock in excess of 5% of our Class A common stock outstanding at the closing of our initial public offering or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the Class A shares are then listed, (viii) make a rights offering to all or substantially all holders of any class of our common stock or (ix) issue additional Class B shares. As a result, the holders of the alignment shares may be able to prevent us from taking such actions that the Board believes is in our interest.

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

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or to correct any defective provision but requires the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder provided 50% of the holders of the then outstanding public warrants that vote on such amendment approve of such amendment, after at least 10 days’ notice that an amendment is being sought. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

(b) Holders

As of December 31, 2021, there was one holder of record of our SAILSM securities, one holder of record of our Class A common stock, two holders of our Class B common stock and one holder of our warrants.

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

Item 6. Reserved

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

Results of Operations

Our entire activity from September 8, 2020 (inception) through December 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $46.6 million, which consisted of approximately $53.0 million in change of fair value of derivative warrant liabilities and approximately $179,000 of gain on investments held in a Trust Account and approximately, partially offset by approximately $5.3 million of general and administrative expenses, approximately $1.1 million of general and administrative expenses - related party, approximately $151,000 of franchise tax expense and approximately $6,000 of income tax expense.

For the period from September 8, 2020 (inception) through December 31, 2020, we had a loss of approximately $31.9 million, which consisted of approximately $12.0 million loss from changes in fair value of derivative warrant liabilities, financing costs – derivative warrant liabilities of approximately $1.7 million, $3.3 million of general and administrative expenses, inclusive of approximately $119,000 of related party expenses, and approximately $61,000 of franchise tax expense, partly offset by approximately $66,000 of gain on investments held in Trust Account.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $1.1 million in cash and a working capital of deficit approximately $1.1 million.

Prior to the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and proceeds from a loan of $300,000 pursuant to a note agreement from the Company’s Sponsor (the “Note”). We repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide the Company with working capital loans. As of the date of this filing, there were no amounts outstanding under any working capital loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until November 17, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 17, 2022.

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

Our Initial Stockholders, directors and executive officers have agreed not to transfer, assign or sell any of their Alignment Shares and any of their shares of Class A common stock deliverable upon conversion of the Alignment Shares for 30 days following the completion of an initial Business Combination. In connection with this arrangement, our Initial Stockholders, officers, and directors have also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of (i) 30 days after the completion of the our initial Business Combination and (ii) the date on which the we complete a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus. Further, in connection with this arrangement, our Sponsor, officers and directors have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of our initial Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Alignment Shares and Private Placement Warrants.

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

Related Party Loans

On September 24, 2020, our Sponsor agreed to loan us up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest on the earlier of January 31, 2021, or the completion of the Initial Public Offering. No amounts were outstanding under the Note as of December 31, 2020. Through the date of the Initial Public Offering, we borrowed $300,000 under the Note. We fully repaid the Note on November 18, 2020. Subsequent to repayment, the facility was no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We have had no borrowings under the working capital loans as of December 31, 2021 and 2020.

Administrative Services and Director Compensation

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay our Sponsor for office space, secretarial and administrative support provided to members of our management team $10,000 per month. For the year ended December 31, 2021 and the period from September 8, 2020 (inception) through December 31, 2020, we incurred $120,000 and $20,000 of these fees which are included in general and administrative expenses – related party on the accompanying statements of operations and accrued expenses on the accompanying balance sheets as of December 31, 2021 and 2020, respectively.

In addition, each independent director will receive quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, we incurred approximately $959,000 and $99,000 of director fees which are included in general and administrative expenses – related party on the accompanying statements of operations and accrued expenses on the accompanying balance sheets as of December 31, 2021 and 2020, respectively.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2021 and 2020, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the SAILSM securities sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in our statements of operations. The fair value of Public Warrants was initially calculated using a modified Black-Scholes option pricing model, and subsequent to their being separately listed and traded, the Public Warrants are measured at their market price. The fair value of Private Placement Warrants was calculated using a modified Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Deferred Legal Fees

We entered into an agreement to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that we complete a Business Combination. As December 31, 2021, and 2020, we have an aggregate of approximately $2.7 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 17, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this filing present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 17, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in Management’s Report on Internal Control over Financial Reporting had not yet been identified.

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Hemant Taneja	47	Chairman and Chief Executive Officer

Quentin Clark	50	Director

Anita V. Pramoda	47	Director

Jennifer Schneider, MD	47	Director

Glen Tullman	62	Director

Michelle Brown	34	Chief Financial Officer

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

Michelle Brown, our Chief Financial Officer, has served in several senior roles at General Catalyst since joining in 2016 and currently serves as Vice President of Finance. In this role Ms. Brown is responsible for accounting and financial reporting related to General Catalyst’s management company and general partner entities. Prior to that, Ms. Brown served as a Manager at PricewaterhouseCoopers in its Asset Management Assurance practice from 2010 to 2015, where she advised clients that spanned from small private companies to some of the largest public financial services organizations globally. Ms. Brown holds a M.S. in Accountancy and a B.S. in Finance from Wake Forest University and is a Certified Public Accountant.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Hemant Taneja and Quentin Clark, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jennifer Schneider, MD and one currently vacant seat, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Glen Tullman and Anita V. Pramoda, will expire at our third annual meeting of stockholders.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman serve as members of our audit committee. Our board of directors has determined that each of Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman are independent under the Nasdaq listing standards and applicable SEC rules. Anita V. Pramoda serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Anita V. Pramoda qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

The members of our nominating committee are Glen Tullman and Jennifer Schneider, MD and there is one vacant seat. Glen Tullman will serve as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Glen Tullman and Jennifer Schneider, MD are independent.

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

Compensation Committee

The members of our compensation committee are Anita V. Pramoda and Glen Tullman with one vacancy.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Anita V. Pramoda and Glen Tullman are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such initial business combination opportunity to such entity. Notwithstanding the foregoing, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of General Catalyst Partners and/or one or more investors in General Catalyst Partners or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the candidate for our initial business combination at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Hemant Taneja	General Catalyst(1)	Asset Management	Managing Director

	Commure	Health Care	Founder and Executive Chairman

	Advanced Energy Economy	Energy	Co-Founder

	Stanford School of Medicine	Education	Member of Board of Fellows

	ClassDojo, Inc.	Education Technology	Director

	Coda Project, Inc.	Software	Director

	Corvia Medical, Inc.	Health Care	Director

	Livongo Health, Inc.	Health Care	Director

	ThoughtSpot, Inc.	Software	Director

	Grammarly, Inc.	Technology	Director

	Color Genomics, Inc.	Genomic Testing	Director

	Angle Technologies, Inc.	Technology	Director

	Spring Discovery, Inc.	Technology	Director

	Fundbox, LTD	Small Business Funding	Director

	Hello Digit, Inc.	Software	Director

	Samsara Networks, Inc.	Software	Director

	Mindstrong, Inc.	Health Care	Director

	ZenPayroll, Inc.	Payroll	Director

	Salus Health, Inc.	Health Care	Director

	Valencia Data, Inc.	Software	Director

	Ro Health	Health Care	Director

	Teledoc	Telehealth	Director

Quentin Clark	General Catalyst(1)	Asset Management	Managing Director

	Commure	Health Care	Founding Advisor and Director

	Kernel	Health Care	Director

	ThoughtSpot	Health Care	Director

	Coda	Health Care	Director

	Minio	Health Care	Director

	Eightfold	Recruiting	Director

Anita V. Pramoda	Owned Outcomes, Inc.	Health Care	Chief Executive Officer

	Federal Reserve Bank of San Francisco (Los Angeles)	Finance	Chairperson

	Health Catalyst, Inc.	Health Care	Board Member

	GoHealth	Health Care	Board Member

Jennifer Schneider, MD	Livongo	Health Care	President

Glen Tullman	Livongo	Health Care	Executive Chairman and Founder

	Ignite Glass Studios	Manufacturing	Owner

	Higi	Health Care	Director

	NoCD	Software	Executive Chairman

	Bridge Health	Healthcare	Executive Chairman

	Teledoc	Healthcare	Director

Michelle Brown	General Catalyst(1)	Asset Management	Vice President of Finance
1)	Includes certain of its funds and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial stockholders purchased alignment shares prior to the date of this report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their alignment shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their alignment shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 52,500,000 Class A common stock and 2,625,000 Class B common stock outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A commons stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the Class B common stock are convertible into Class A common stock on a one-for-one basis.

	Class B Common Stock			Class A Common Stock
	Number of			Number of		Approximate
	Shares	Approximate		Shares	Approximate	Percentage of
	Beneficially	Percentage		Beneficially	Percentage	Voting
Name of Beneficial Owners(1)	Owned	of Class		Owned	of Class	Control(2)
HAAC Sponsor, LLC (our sponsor)	2,318,093	88.3%		—	—	4.2%
Health Assurance Economy Foundation	250,000	9.5%		—	—		*
Blackrock, Inc.				4,914,296	9.4%	9%
Weiss Asset Management, LP(3)				3,366,343	6.4%	6.1%
Hermant Taneja	—	—		—	—	—
Quentin Clark	—	—		—	—	—
Anita V. Pramoda	6,469		*	—	—		*
Jennifer Schneider, MD	6,469		*	—	—		*
Glen Tullman	6,469		*	—	—		*
Michelle Brown	—	—		—	—	—
All officers and directors as a group (six individuals)	2,587,500	98.6%		—	—	—
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 20 University Road, Cambridge, Massachusetts 02138.
(2)	Assuming the automatic conversion of Class B common stock into the shares of Class A common stock at the time of the Company’s initial business combination.
(3)	This information is based solely on a Schedule 13G filed jointly by Weiss Asset Management, LP, WAM GP LLC and Andrew M. Weiss, PH.D. on February 11, 2022. According to this Schedule 13G, Weiss Asset Management, LP is the sole investment manager to a private investment partnership, (the “Partnership”) and private investment funds (“Funds”). WAM GP is the sole general partner of Weiss Asset Management, LP. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Funds. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. Weiss Asset Management, WAM GP, and Andrew Weiss have a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Anita V. Pramoda, Jennifer Schneider, MD and Glen Tullman are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $125,660 and $81,885, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the year ended December 31, 2021 and during the period from September 8, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid WithumSmith+Brown, PC $1,545 in tax fees for the year ended December 31, 2021. We did not pay WithumSmith+Brown, PC any tax fees during the period from September 8, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021 and during the period from September 8, 2020 (inception) through December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and Morgan Stanley Co. LLC(1)

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.1	Private Placement Warrants Purchase Agreement between the Company, the Sponsor, and certain directors of the Company(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement between the Company, the Sponsor, the Foundation and certain directors of the Company(1)

10.4	Form of Indemnity Agreement between the Company and the Company’s director and executive officers(2)

10.5	Indemnity Agreement, dated as of August 19, 2021, between the Company and Michelle Brown(3)

10.6	Letter Agreement, dated as of November 12, 2020, among the Company, the Sponsor, the Foundation and the Company’s officers and directors(1)

10.7	Letter Agreement, dated as of August 19, 2021, between the Company and Michelle Brown(3)

10.8	Administrative Services Agreement between the Company and the Sponsor(1)

14.1	Code of Ethics(4)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 6, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 4, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022

HEALTH ASSURANCE ACQUISITION CORP.

/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Michelle Brown
Name:	Michelle Brown
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hemant Taneja	Chief Executive Officer	March 29, 2022
Hemant Taneja	(Principal Executive Officer)

/s/ Michelle Brown	Chief Financial Officer	March 29, 2022
Michelle Brown	(Principal Financial and Accounting Officer)

/s/ Quentin Clark	Director	March 29, 2022
Quentin Clark

/s/ Anita V. Pramoda	Director	March 29, 2022
Anita V. Pramoda

/s/ Jennifer Schneider, MD	Director	March 29, 2022
Jennifer Schneider, MD

/s/ Glenn Tullman	Director	March 29, 2022
Glenn Tullman

HEALTH ASSURANCE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Health Assurance Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Health Assurance Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 17, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2022

PCAOB ID Number 100

HEALTH ASSURANCE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$1,084,776	$4,615,094
Prepaid expenses	645,203	1,412,513
Total current assets	1,729,979	6,027,607
Investments held in Trust Account	525,244,169	525,065,532
Total Assets	$526,974,148	$531,093,139

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$63,817	$24,827
Accrued expenses	2,617,283	3,279,126
Franchise tax payable	160,248	61,420
Income tax payable	6,744	863
Total current liabilities	2,848,092	3,366,236
Deferred legal fees	2,743,249	—
Deferred underwriting commissions in connection with the initial public offering	18,375,000	18,375,000
Derivative warrant liabilities	20,693,750	73,645,830
Total liabilities	44,660,091	95,387,066

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, $0.0001 par value; 52,500,000 shares at $10.00 per share redemption value at December 31, 2021 and December 31, 2020	525,000,000	525,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	263	263
Additional paid-in capital	—	—
Accumulated deficit	(42,686,206)	(89,294,190)
Total stockholders’ deficit	(42,685,943)	(89,293,927)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$526,974,148	$531,093,139

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period From
		September 8,2020
	For the Year Ended	(inception) through
	December 31,2021	December 31,2020
General and administrative expenses	$5,286,802	$3,272,712
General and administrative expenses - related party	1,079,416	118,632
Franchise tax expense	150,635	61,420
Loss from operations	(6,516,853)	(3,452,764)
Loss on issuance of Private Placement Warrants	—	(14,700,000)
Change in fair value of derivative warrant liabilities	52,952,080	(12,045,830)
Financing cost - derivative warrant liabilities	—	(1,723,743)
Gain on investments held in Trust Account	178,638	65,532
Income before income tax expense	46,613,865	(31,856,805)
Income tax (benefit) expense	5,881	863
Net income (loss)	$46,607,984	$(31,857,668)

Weighted average shares outstanding of Class A common stock	52,500,000	23,863,636
Basic and diluted net income (loss) per share, Class A common stock	$0.85	$(1.21)
Weighted average shares outstanding of Class B common stock	2,625,000	2,556,818
Basic and diluted net income (loss) per share, Class B common stock	$0.85	$(1.21)

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)
Net income	—	—	—	—	—	46,607,984	46,607,984
Balance - December 31, 2021	—	$—	2,625,000	$263	$—	$(42,686,206)	$(42,685,943)

For the period From September 8, 2020 (inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Class B common stock	—	—	(250,000)	(25)	25	—	—
Accretion of class A common stock subject to redemption value			—	—	(24,737)	(57,436,522)	(57,461,259)
Net loss	—	—	—	—	—	(31,857,668)	(31,857,668)
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period From
		September 8,2020
	For the Year Ended	(inception) through
	December 31, 2021	December 31,2020
Cash Flows from Operating Activities:
Net income (loss)	$46,607,984	$(31,857,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on issuance of Private Placement Warrants	—	14,700,000
Financing cost - derivative warrant liabilities	—	1,723,743
Change in fair value of derivative warrant liabilities	(52,952,080)	12,045,830
Gain on investments held in Trust Account	(178,638)	(65,532)
Changes in operating assets and liabilities:
Prepaid expenses	767,311	(1,412,513)
Accounts payable	38,990	24,827
Accrued expenses	(661,843)	3,221,959
Franchise tax payable	98,828	61,420
Income tax payable	5,881	863
Deferred legal fees	2,743,249	—
Net cash used in operating activities	(3,530,318)	(1,557,071)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(525,000,000)
Net cash used in investing activities	—	(525,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Initial Stockholders	—	25,000
Proceeds received from initial public offering	—	525,000,000
Payment of offering costs	—	(11,352,835)
Proceeds received from private placement	—	17,500,000
Net cash provided by financing activities	—	531,172,165

Net change in cash	(3,530,318)	4,615,094

Cash - beginning of the period	4,615,094	—
Cash - end of the period	$1,084,776	$4,615,094

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B common stock	$—	$25
Offering costs included in accrued expenses	$—	$57,167
Offering costs included in additional paid-in capital in connection with the initial public offering	$—	$910,003
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$—	$18,375,000

The accompanying notes are an integral part of these financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Health Assurance Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on September 8, 2020. The Company’s initial stockholders were HAAC Sponsor, LLC (the “Sponsor”), a wholly owned subsidiary of General Catalyst Group X-Early Venture, L.P., a Delaware limited partnership, Health Assurance Economy Foundation, a charitable foundation (“Foundation”), and any other holders of Alignment Shares (as described in Note 4) immediately prior to the offering, collectively, “Initial Stockholders.”

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $525.0 million ($10.00 per SAILSM Security) of the net proceeds of the sale of the SAILSM Securities in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $1.1 million in cash and working capital deficit of approximately $1.1 million.

Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and proceeds from a loan of $300,000 pursuant to a note agreement from the Company’s Sponsor (the “Note”). The Company repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor may, but is not obligated to, provide the Company with working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximate the carrying amounts represented in the balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ( measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s statements of operations. The fair value of Public Warrants was initially calculated using a modified Black-Scholes option pricing model, and subsequent to their being separately listed and traded, the Public Warrants are measured at their market price. The fair value of Private Placement Warrants was calculated using a modified Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2021 and 2020, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

allocated to the warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the SAILSM securities sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 24,791,666 shares of Class A common stock in

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

the calculation of diluted income per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

			For the Period From September 8,2020
	For the Year Ended December 31,2021		(inception) through December 31,2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income (loss)	$44,388,556	$2,219,428	$(28,774,668)	$(3,083,000)

Denominator:
Basic and diluted weighted average common stock outstanding	52,500,000	2,625,000	23,863,636	2,556,818

Basic and diluted net income (loss) per common stock	$0.85	$0.85	$(1.21)	$(1.21)

Recent Accounting Pronouncement

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s accompanying financial statements.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Initial Stockholders, directors and executive officers have agreed not to transfer, assign or sell any of their Alignment Shares and any of their shares of Class A common stock deliverable upon conversion of the Alignment Shares for 30 days following the completion of an Initial Business Combination. In connection with this arrangement, the Initial Stockholders, officers, and directors have also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of (i) 30 days after the completion of the Company’s Initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Initial Business Combination that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus. Further, in connection with this arrangement, the Sponsor, officers and directors have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the Initial Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Alignment Shares and Private Placement Warrants.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has never had borrowings on working capital loans as of December 31, 2021 and 2020.

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team $10,000 per month. For the year ended December 31, 2021 and the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred and accrued $120,000 and $20,000 of expenses for these services included in general and administrative expenses – related party on the accompanying statements of operations, respectively.

In addition, each independent director receives quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the year ended December 31, 2021 and the period from September 8, 2020 (inception) through December 31, 2020, approximately $959,000 and $99,000 of these director fees are included in general and administrative expenses – related party on the accompanying statements of operations, respectively. No amounts were payable as of December 31, 2021 and 2020.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates. For the year ended December 31, 2021, no amounts were incurred or paid.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company entered into an agreement to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of December 31, 2021 and 2020, the Company recorded an aggregate of approximately $2.7 million and $0, respectively, in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

Note 6—Derivative Warrant Liabilities

As of December 31, 2021 and 2020, the Company has 13,125,000 and 11,666,666 Public Warrants and Private Placement Warrants outstanding, respectively.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption,

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 7—Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 52,500,000 shares of Class A common stock outstanding, all of which were subject to redemption.

As of December 31, 2021 and 2020, Class A common stock reflected on the balance sheets is reconciled on the following table:

Gross Proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(29,400,000)
Class A common stock issuance costs	(28,061,260)
Plus:
Accretion of carrying value to redemption value	57,461,260
Class A common stock subject to possible redemption	$525,000,000

Note 8—Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 10,000,000 preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 52,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets (Note 7).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, 2,625,000 shares of Class B common stock were issued and outstanding.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding, take certain actions such as to (i) amend, alter or repeal any provision of the Company’s amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Company’s shares of Class B common stock, (ii) change the Company’s fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of the Company’s capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

more of the Company’s total assets measured in accordance with GAAP or the accounting standards then used by the Company in the preparation of its financial statements, (vii) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the shares of Class A common stock are then listed, (viii) make a rights offering to all or substantially all holders of any class of the Company’s common stock or (ix) issue additional shares of Class B common stock. As a result, the holders of the Alignment Shares may be able to prevent the Company from taking such actions that the Board believes is in the Company’s interest.

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$525,244,169	$—	$—
Liabilities:
Derivative warrant liabilities - public	10,893,750	—	—
Derivative warrant liabilities - private	—	—	9,800,000
	$536,137,919	$—	$9,800,000

December 31, 2020

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities maturing May 20, 2021	$525,065,532	$—	$—
Liabilities:
Derivative warrant liabilities - public	—	—	34,912,500
Derivative warrant liabilities - private	—	—	38,733,330
	$525,065,532	$—	$73,645,830

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded beginning in January 2021.

Level 1 assets at December 31, 2021, include investments in money market funds that invest solely in U.S. Treasury securities, and at December 31, 2020, investments in the Trust Account were in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering transferred to a Level 1 measurement and was measured based on the listed market price of such warrants at December 31, 2021. As of December 31, 2020, the fair value of Public Warrants was calculated using a modified Black-Scholes option pricing model. The fair value of Private Placement Warrants as of December 31, 2021 and 2020 was estimated using the modified Black-Scholes Option Pricing Model.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2021 and the period from September 8, 2020 (inception) through December 31, 2020, the Company recognized a gain and a loss to the statements of operations resulting from a decrease and an increase in the fair value of liabilities of approximately $53.0 million and $12.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 31, 2020	As of December 31, 2021
Volatility	40.0%	14.1%
Stock price	$10.36	$9.77
Expected life of the options to convert	5	5
Risk-free rate	0.55%	1.26%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the periods from December 31, 2020 through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$73,645,830
Transfer of Public Warrants out of Level 3	(34,912,500)
Change in fair value of derivative warrant liabilities - Level 3 measurement	(28,933,330)
Derivative warrant liabilities at December 31, 2021 - Level 3	$9,800,000

Note 10—Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision consists of the following:

		For the Period From
		September 8,2020
	Year Ended	(inception) through
	December 31, 2021	December 31,2020
Current
Federal	$5,881	$863
State	—	—
Deferred
Federal	(1,336,905)	(712,182)
State	—	—
Valuation allowance	1,336,905	712,182
Income tax provision	$5,881	$863

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$—	$—
Start-up/Organization costs	2,049,088	712,182
Total deferred tax assets	2,049,088	712,182
Valuation allowance	(2,049,088)	(712,182)
Deferred tax asset, net of allowance	$—	$—

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

		For the Period From
		September 8,2020
		(inception) through
	Year Ended December 31, 2021	December 31,2020
Statutory federal income tax rate	21.0%	21.0%
Financing cost - derivative warrant liabilities	0.0	(1.1)%
Loss on issuance of Private Placement Warrants	0.0	(9.7)%
Change in fair value of derivative warrant liabilities	(23.9)%	(7.9)%
Change in valuation allowance	2.9%	(2.3)%
Effective Tax Rate	0.0%	0.0%

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.