Form 10-Q
period 2022-03-31
Health Assurance Acquisition Corp.
filed 2022-05-16
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 52,500,000 shares of Class A common stock, par value $0.0001, and 2,625,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HEALTH ASSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(unaudited)
Current assets:
Cash	$437,951	$1,084,776
Prepaid expenses	522,192	645,203
Total current assets	960,143	1,729,979
Investments held in Trust Account	525,431,543	525,244,169
Total Assets	$526,391,686	$526,974,148

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$35,677	$63,817
Accrued expenses	2,616,668	2,617,283
Franchise tax payable	49,315	160,248
Income tax payable	32,105	6,744
Total current liabilities	2,733,765	2,848,092
Deferred legal fees	2,743,249	2,743,249
Deferred underwriting commissions in connection with the initial public offering	18,375,000	18,375,000
Derivative warrant liabilities	12,643,750	20,693,750
Total liabilities	36,495,764	44,660,091

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 52,500,000 shares issued and outstanding at $10.00 per share redemption value at March 31, 2022 and December 31, 2021, respectively	525,020,773	525,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	263	263
Additional paid-in capital	—	—
Accumulated deficit	(35,125,114)	(42,686,206)
Total stockholders' deficit	(35,124,851)	(42,685,943)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$526,391,686	$526,974,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$563,538	$3,854,419
Franchise tax expense	66,611	—
Loss from operations	(630,149)	(3,854,419)
Change in fair value of derivative warrant liabilities	8,050,000	1,604,170
Gain on investments held in Trust Account	187,374	152,316
Income before income tax expense	7,607,225	(2,097,933)
Income tax expense	25,360	31,986
Net income (loss)	7,581,865	(2,129,919)

Weighted average shares outstanding of Class A common stock	52,500,000	52,500,000
Basic and diluted net income (loss) per share, Class A common stock	$0.14	$(0.04)
Weighted average shares outstanding of Class B common stock	2,625,000	2,625,000
Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	2,625,000	$263	$—	$(42,686,206)	$(42,685,943)
Net income	—	—	—	—	—	7,581,865	7,581,865
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(20,773)	(20,773)
Balance - March 31, 2022 (unaudited)	—	$—	2,625,000	$263	$—	$(35,125,114)	$(35,124,851)

For the Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)
Net loss	—	—	—	—	—	(2,129,919)	(2,129,919)
Balance - March 31, 2021 (unaudited)	—	$—	2,625,000	$263	$—	$(91,424,109)	$(91,423,846)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,581,865	$(2,129,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,050,000)	(1,604,170)
Gain on investments held in Trust Account	(187,374)	(152,316)
Changes in operating assets and liabilities:
Prepaid expenses	123,011	140,737
Accounts payable	(28,140)	285,278
Accrued expenses	69,385	(871,126)
Franchise tax payable	(110,933)	(28,183)
Income tax payable	25,361	31,987
Deferred legal fees	—	2,800,976
Net cash used in operating activities	(576,825)	(1,526,736)

Cash Flows from Financing Activities:
Payment of offering costs	(70,000)	—
Net cash used in financing activities	(70,000)	—

Net change in cash	(646,825)	(1,526,736)

Cash - beginning of the period	1,084,776	4,615,094
Cash - end of the period	$437,951	$3,088,358

Supplemental disclosure of noncash financing activities:
Remeasurement on Class A common stock subject to possible redemption	$(20,773)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $525.0 million ($10.00 per SAILSM Security) of the net proceeds of the sale of the SAILSM Securities in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Pursuant to stock exchange listing rules, the Company must complete an Initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $438,000 in cash and a working capital deficit of approximately $1.8 million.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and proceeds from a loan of $300,000 pursuant to a note agreement from the Company’s Sponsor (the “Note”). The Company repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor may, but is not obligated to, provide the Company with working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 30, 2022.

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

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximate the carrying amounts represented in the condensed balance sheets.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until they are exercised. Their re-measurement to fair value is recognized in the Company’s condensed statements of operations. The fair value of Public Warrants was initially calculated using a modified Black-Scholes option pricing model, and subsequent to their being separately listed and traded, the Public Warrants are measured at their market price. The fair value of Private Placement Warrants was calculated using a modified Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2022 and December 31, 2021, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income per common share is calculated by dividing the net income (loss), by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the SAILSM securities sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 24,791,666 shares of Class A common stock in the calculation of diluted income per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$7,201,040	$360,052	$(2,028,494)	$(101,425)

Denominator:
Basic and diluted weighted average common stock outstanding	52,500,000	2,625,000	52,500,000	2,625,000

Basic and diluted net income (loss) per common share	$0.14	$0.14	$(0.04)	$(0.04)

Recent Accounting Pronouncement

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has never had borrowings on working capital loans as of March 31, 2022 and December 31, 2021.

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team $10,000 per month. For the three months ended March 31, 2022 and 2021, the Company incurred and accrued $30,000 of expenses for these services included in general and administrative expenses on the accompanying unaudited condensed statements of operations.

In addition, each independent director receives quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the three months ended March 31, 2022 and 2021, approximately $188,000 and $272,000 of these director fees are included in general and administrative expenses on the accompanying unaudited condensed statements of operations, respectively. No amounts were payable as of March 31, 2022 and December 31, 2021.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

were made to the Sponsor, executive officers or directors, or their affiliates. For the periods ended March 31, 2022 and 2021, no amounts were incurred or paid.

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

Deferred Legal Fees

The Company entered into an agreement to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $2.7 million in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

Note 6— Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company has 13,125,000 and 11,666,666 Public Warrants and Private Placement Warrants outstanding, respectively.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7-Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 52,500,000 shares of Class A common stock outstanding, all of which were subject to redemption.

As of March 31, 2022 and December 31, 2021, Class A common stock reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(29,400,000)
Class A common stock issuance costs	(28,061,260)
Plus:
Accretion of carrying value to redemption value	57,461,260
Class A common stock subject to possible redemption, December 31, 2021	$525,000,000
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	20,773
Class A common stock subject to possible redemption, March 31, 2022	$525,020,773

Note 8-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 10,000,000 preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 52,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (Note 7).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, 2,625,000 shares of Class B common stock were issued and outstanding.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For so long as any Alignment Shares remain outstanding, the Company may not, without the prior or written consent of the holders of a majority of the Alignment Shares then outstanding, take certain actions such as to (i) amend, alter or repeal any provision of the Company’s amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Company’s shares of Class B common stock, (ii) change the Company’s fiscal year, (iii) increase the number of directors on the Board, (iv) pay any dividends or effect any split on any of the Company’s capital stock or make any distributions of cash, securities or any other property, (v) adopt any stockholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets measured in accordance with GAAP or the accounting standards then used by the Company in the preparation of its condensed financial statements, (vii) issue any shares of Class A common stock in excess of 5% of the Company’s then outstanding shares of Class B common stock or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the shares of Class A common stock are then listed, (viii) make a rights offering to all or substantially all holders of any class of the Company’s common stock or (ix) issue additional shares of Class B common stock. As a result, the holders of the Alignment Shares may be able to prevent the Company from taking such actions that the Board believes is in the Company’s interest.

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account -U.S. Treasury Securities	$525,431,543	$—	$—
Liabilities:
Derivative warrant liabilities - public	6,693,750	—	—
Derivative warrant liabilities - private	—	5,950,000	—
	$532,125,293	$5,950,000	$—

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account - Money Market Funds	$525,244,169	$—	$—
Liabilities:
Derivative warrant liabilities - public	10,893,750	—	—
Derivative warrant liabilities - private	—	—	9,800,000
	$536,137,919	$—	$9,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded beginning in January 2021. The Private Warrants transferred to a Level 2 measurement in the first quarter as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Level 1 assets at March 31, 2022 and December 31, 2021, include investment in U.S Treasury securities and investments in money market funds that invest solely in U.S. Treasury securities, respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.

The fair value of the Public Warrants and Private Placement Warrants have initially been measured at fair value using a Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, while the fair value of Private Placement Warrants were estimated using a Black-Scholes option pricing model through December 31, 2021. Subsequently, the fair value of the Private Placement Warrants are estimated using a Level 2 measurement, the observable trading price of the Public Warrants.

For the three months ended March 31, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of liabilities resulting in approximately $8.1million and $1.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair values of the Private Placement Warrants were determined using Level 3 inputs as of December 31, 2021. Inherent in the Black-Scholes Option Pricing Model and the Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	14.1%
Stock price	$9.77
Expected life of the options to convert	5
Risk-free rate	1.26%
Dividend yield	0.0%

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$9,800,000
Change in fair value of derivative warrant liabilities - Level 3 measurement	(3,850,000)
Transfer of Private Warrants to Level 2	(5,950,000)
Derivative warrant liabilities at March 31, 2022 - Level 3	$—

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity from September 8, 2020 (inception) through March 31, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $7.6 million, which consisted of approximately $8.1 million in change of fair value of derivative warrant liabilities, approximately $187,000 of gain on investments held in a Trust Account and approximately $25,000 of income tax benefit, partially offset by approximately $564,000 of general and administrative expenses, approximately $67,000 of franchise tax expense, and approximately $25,000 of income tax expense. In addition, an increase in the redemption value of our Class A common stock resulted in a reduction to net income available to stockholders by approximately $21,000.

For the three months ended March 31, 2021, we had a net loss of approximately $2.1 million, which consisted of approximately $1.6 million in change of fair value of derivative warrant liabilities, and approximately $152,000 of gain on investments held in a Trust Account, partially offset $3.8 million of general and administrative expenses and approximately $32,000 of income tax expense.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $438,000 in cash and a working capital of deficit approximately $1.8 million.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

Deferred Legal Fees

We entered into an agreement to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that we complete a Business Combination. As of March 31, 2022 and December 31, 2021, we have an aggregate of approximately $2.7 million incurred in connection with such arrangement, included as deferred legal fees in the accompanying condensed balance sheets.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained which led to the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In addition, the Company’s management concluded its control over review of significant accruals was not maintained which resulted in the restatement of its interim financial statements for the quarter ended September 30, 2021.

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

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. While we have processes in place over significant accruals, these processes did not operate effectively in the first quarter and will be given specific attention going forward to be remediated.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Letter Agreement, dated as of April 5, 2022, between the Company and Mark Allen (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2022).
10.2	Indemnity Agreement, dated as of April 5, 2022, between the Company and Mark Allen (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2022).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Allen
Name:	Mark Allen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)