Form 10-Q
period 2022-06-30
Health Assurance Acquisition Corp.
filed 2022-08-12
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 52,500,000 shares of Class A common stock, par value $0.0001, and 2,625,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HEALTH ASSURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$256,075	$1,084,776
Prepaid expenses	316,140	645,203
Total current assets	572,215	1,729,979
Investments held in Trust Account	525,722,233	525,244,169
Total Assets	$526,294,448	$526,974,148

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$11,965	$63,817
Accrued expenses	2,666,918	2,617,283
Franchise tax payable	17,978	160,248
Income tax payable	82,678	6,744
Total current liabilities	2,779,539	2,848,092
Deferred legal fees	2,743,249	2,743,249
Deferred underwriting commissions in connection with the initial public offering	18,375,000	18,375,000
Derivative warrant liabilities	3,222,920	20,693,750
Total liabilities	27,120,708	44,660,091

Class A common stock subject to possible redemption, $0.0001 par value; 52,500,000 shares issued and outstanding at $10.004 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	525,211,026	525,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	263	263
Additional paid-in capital	—	—
Accumulated deficit	(26,037,549)	(42,686,206)
Total stockholders' deficit	(26,037,286)	(42,685,943)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$526,294,448	$526,974,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$333,265	$1,186,371	$896,803	$5,040,790
Franchise tax expense	49,863	49,863	116,474	49,863
Loss from operations	(383,128)	(1,236,234)	(1,013,277)	(5,090,653)
Change in fair value of derivative warrant liabilities	9,420,830	25,666,660	17,470,830	27,270,830
Gain on investments held in Trust Account	290,690	11,456	478,064	163,772
Income before income tax expense (benefit)	9,328,392	24,441,882	16,935,617	22,343,949
Income tax expense (benefit)	50,574	(8,065)	75,934	23,921
Net income	$9,277,818	$24,449,947	$16,859,683	$22,320,028

Weighted average shares outstanding of Class A common stock	52,500,000	52,500,000	52,500,000	52,500,000
Basic and diluted net income per share, Class A common stock	$0.17	$0.44	$0.31	$0.40
Weighted average shares outstanding of Class B common stock	2,625,000	2,625,000	2,625,000	2,625,000
Basic and diluted net income per share, Class B common stock	$0.17	$0.44	$0.31	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	2,625,000	$263	$—	$(42,686,206)	$(42,685,943)
Net income	—	—	—	—	—	7,581,865	7,581,865
Increase in Class A common stock subject to possible redemption	—	—	—	—	—	(20,773)	(20,773)
Balance - March 31, 2022 (unaudited)	—	$—	2,625,000	$263	$—	$(35,125,114)	$(35,124,851)
Increase in Class A common stock subject to possible redemption	—	—	—	—	—	(190,253)	(190,253)
Net income	—	—	—	—	—	9,277,818	9,277,818
Balance - June 30, 2022 (unaudited)	—	$—	2,625,000	$263	$—	$(26,037,549)	$(26,037,286)

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	2,625,000	$263	$—	$(89,294,190)	$(89,293,927)
Net loss	—	—	—	—	—	(2,129,919)	(2,129,919)
Balance - March 31, 2021 (unaudited)	—	$—	2,625,000	$263	$—	$(91,424,109)	$(91,423,846)
Net income	—	—	—	—	—	24,449,947	24,449,947
Balance - June 30, 2021 (unaudited)	—	$—	2,625,000	$263	$—	$(66,974,162)	$(66,973,899)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ASSURANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$16,859,683	$22,320,028
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(17,470,830)	(27,270,830)
Gain on investments held in Trust Account	(478,064)	(163,772)
Changes in operating assets and liabilities:
Prepaid expenses	329,063	348,789
Accounts payable	(51,852)	14,236
Accrued expenses	119,635	(841,126)
Franchise tax payable	(142,270)	10,426
Income tax payable	75,934	23,922
Deferred legal fees	—	2,800,976
Net cash used in operating activities	(758,701)	(2,757,351)

Cash Flows from Financing Activities:
Payment of offering costs	(70,000)	—
Net cash used in financing activities	(70,000)	—

Net change in cash	(828,701)	(2,757,351)

Cash - beginning of the period	1,084,776	4,615,094
Cash - end of the period	$256,075	$1,857,743

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 52,500,000 of its SAILSM Securities, including 2,500,000 SAILSM Securities as a result of the underwriters’ exercise in part of their over-allotment option. The SAILSM Securities were sold at an offering price of $10.00 per SAILSM Security, generating gross proceeds of $525.0 million, and incurring offering costs of approximately $29.8 million, inclusive of approximately $18.4 million in deferred underwriting commissions (Note 3).

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $256,000 in cash and a working capital deficit of approximately $2.2 million.

Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Initial Stockholders in exchange for the issuance of the Alignment Shares and proceeds from a loan of $300,000 pursuant to a note agreement from the Company’s Sponsor (the “Note”). The Company repaid the Note in full on November 18, 2020. Following the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor may, but is not obligated to, provide the Company with working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities recognized in the condensed balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature or because the instrument is recognized at fair value.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2022 and December 31, 2021, 52,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in the redemption value as an increase in Class A common stock subject to possible redemption, as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income per common share is calculated by dividing the net income, by the weighted average shares of common stock outstanding for the respective period.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income available to stockholders	$8,836,017	$441,801	$23,285,664	$1,164,283

Denominator:
Basic and diluted weighted average common stock outstanding	52,500,000	2,625,000	52,500,000	2,625,000

Basic and diluted net income per common stock	$0.17	$0.17	$0.44	$0.44

	For the Six Months Ended June		For the Six Months Ended June
	30, 2022		30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income available to stockholders	$16,056,841	$802,842	$21,257,170	$1,062,858

Denominator:
Basic and diluted weighted average common stock outstanding	52,500,000	2,625,000	52,500,000	2,625,000

Basic and diluted net income per common stock	$0.31	$0.31	$0.40	$0.40

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement Warrants at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has not had borrowings under working capital loans as of June 30, 2022 and December 31, 2021.

Administrative Services and Director Compensation

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, the Company has agreed to pay the Sponsor for office space, secretarial and administrative support provided to members of the Company’s management team $10,000 per month. For the three months ended June 30, 2022 and 2021, the Company incurred and accrued $30,000 of expenses for these services included in general and administrative expenses on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 of expenses for these services included in general and administrative expenses on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company accrued $60,000 and $120,000 of expenses for these services included in the accompanying condensed balance sheets.

In addition, each independent director receives quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). For the three months ended June 30, 2021, approximately $250,000 of these director fees are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, approximately $188,000 and $522,000 of these director fees are included in general and administrative expenses on the accompanying unaudited condensed statements of operations, respectively. No amounts were payable as of June 30, 2022 and December 31, 2021. Subsequent to March 31, 2022, the independent directors no longer receive quarterly cash compensation.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

were made to the Sponsor, executive officers or directors, or their affiliates. For the three and six months ended June 30, 2022 and 2021, no amounts were incurred or paid.

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

Deferred Legal Fees

The Company entered into an agreement to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that the Company completes a Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $2.7 million in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

Note 6— Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company has 13,125,000 and 11,666,666 Public Warrants and Private Placement Warrants outstanding, respectively.

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

Note 7-Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 52,500,000 shares of Class A common stock outstanding, all of which were subject to redemption.

As of June 30, 2022 and December 31, 2021, Class A common stock reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(29,400,000)
Class A common stock issuance costs	(28,061,260)
Plus:
Accretion of carrying value to redemption value	57,461,260
Class A common stock subject to possible redemption, December 31, 2021	$525,000,000
Increase in redemption value of Class A common stock subject to possible redemption	211,026
Class A common stock subject to possible redemption, June 30, 2022	$525,211,026

Note 8-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 10,000,000 preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock — The Company is authorized to issue 700,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 52,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (Note 7).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, 2,625,000 shares of Class B common stock were issued and outstanding.

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

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in Money Market instruments	$525,722,233	$—	$—
Liabilities:
Derivative warrant liabilities - public	$1,706,250	$—	$—
Derivative warrant liabilities - private	$—	$1,516,670	$—
	$527,428,483	$1,516,670	$—

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in the Trust Account - Money Market Funds	$525,244,169	$—	$—
Liabilities:
Derivative warrant liabilities - public	10,893,750	—	—
Derivative warrant liabilities - private	—	—	9,800,000
	$536,137,919	$—	$9,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, as the Public Warrants were separately listed and traded beginning in January 2021. The Private Warrants transferred to a Level 2 measurement in the first quarter of 2022 as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Level 1 assets at June 30, 2022 and December 31, 2021, include investment in U.S Treasury securities and investments in money market funds that invest solely in U.S. Treasury securities, respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.

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

For the three months ended June 30, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of the derivative warrant liabilities resulting in approximately $9.4 million and $25.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of the derivative warrant liabilities resulting in approximately $17.5 million and $27.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

HEALTH ASSURANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of December 31, 2021
Volatility	14.1%
Stock price	$9.77
Expected life of the options to convert	5
Risk-free rate	1.26%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$9,800,000
Change in fair value of derivative warrant liabilities - Level 3 measurement	(3,850,000)
Transfer of Private Warrants to Level 2	(5,950,000)
Derivative warrant liabilities at March 31, 2022 - Level 3	$—
Change in fair value of derivative warrant liabilities - Level 3 measurement	—
Derivative warrant liabilities at June 30, 2022 - Level 3	$—

Derivative warrant liabilities at December 31, 2020	$73,645,830
Transfer of Public Warrants out of Level 3	(34,912,500)
Change in fair value of derivative warrant liabilities - Level 3 measurement	(816,670)
Derivative warrant liabilities at March 31, 2021 - Level 3	37,916,660
Change in fair value of derivative warrant liabilities - Level 3 measurement	(15,166,660)
Derivative warrant liabilities at June 30, 2021 - Level 3	$22,750,000

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

Results of Operations

Our entire activity from September 8, 2020 (inception) through June 30, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $9.3 million, which consisted of approximately $9.4 million in change of fair value of derivative warrant liabilities and approximately $291,000 of gain on investments held in a Trust Account, partially offset by approximately $333,000 of general and administrative expenses, approximately $50,000 of franchise tax expense, and approximately $51,000 of income tax expense.

For the three months ended June 30, 2021, we had net income of approximately $24.4 million, which consisted of approximately $25.7 million in change of fair value of derivative warrant liabilities, approximately $8,000 in income tax benefit, and approximately $11,000 of gain on investments held in a Trust Account, partially offset approximately $1.2 million of general and administrative expenses, and approximately $50,000 of franchise tax expense.

For the six months ended June 30, 2022, we had net income of approximately $16.9 million and which consisted of approximately $17.5 million in change of fair value of derivative warrant liabilities, approximately $478,000 of gain on investments held in a Trust Account, partially offset by approximately $897,000 of general and administrative expenses, approximately $116,000 of franchise tax expense, and approximately $76,000 of income tax expense.

For the six months ended June 30, 2021, we had net income of approximately $22.3 million, which consisted of approximately $27.3 million in change of fair value of derivative warrant liabilities, and approximately $164,000 of gain on investments held in a Trust Account, partially offset approximately $5.0 million of general and administrative expenses, approximately $50,000 of franchise tax expense, and approximately $24,000 of income tax expense.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $256,000 in cash and a working capital of deficit approximately $2.2 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than for an agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative support provided to members of our management team. In addition, each independent director will receive quarterly cash compensation of $62,500 (or $250,000 in the aggregate per year). Subsequent to March 31, 2022, the independent directors no longer receive quarterly cash compensation.

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

Deferred Legal Fees

We entered into an agreement to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the Initial Business Combination. The deferred fees will become payable to the legal counsel in the event that we complete a Business Combination. As of June 30, 2022 and December 31, 2021, we have an aggregate of approximately $2.7 million incurred in connection with such arrangement, included as deferred legal fees in the accompanying condensed balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2022.

HEALTH ASSURANCE ACQUISITION CORP.

By:	/s/ Hemant Taneja
Name:	Hemant Taneja
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Allen
Name:	Mark Allen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)