Form 10-K/A
period 2021-12-31
Health Assurance Acquisition Corp.
filed 2022-08-23
CIK 1824013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 29, 2022, 52,500,000 Class A common stock, par value $0.0001, and 2,625,000 Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

Auditor Name	Auditor Location	Auditor Firm ID
WithumSmith+Brown, PC	New York, New York	100

EXPLANATORY NOTE

Health Assurance Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Annual Report”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” this Amendment contains only the cover page, explanatory note, signature page and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K). Because no financial statements are included with this Amendment, paragraph 3 of each of the certifications has been omitted.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures or exhibits presented in the Annual Report. Except as presented in this Amendment and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Annual Report and the Company’s other filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	No financial statements or schedules are filed with this Amendment.
(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

August 23, 2022

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

Name	Position	Date

/s/ Hemant Taneja	Chief Executive Officer	August 23, 2022
Hemant Taneja	(Principal Executive Officer)

/s/ Mark Allen	Chief Financial Officer	August 23, 2022
Mark Allen	(Principal Financial and Accounting Officer)

/s/ Quentin Clark	Director	August 23, 2022
Quentin Clark

/s/ Anita V. Pramoda	Director	August 23, 2022
Anita V. Pramoda

/s/ Jennifer Schneider, MD	Director	August 23, 2022
Jennifer Schneider, MD

/s/ Glenn Tullman	Director	August 23, 2022
Glenn Tullman